Form 10-Q
period 1993-11-30
CORE INDUSTRIES INC
filed 1994-01-11
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1993

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to


                      Commission File Number  1-5034


                            CORE INDUSTRIES INC
          (Exact name of registrant as specified in its charter)


                Nevada                                38-1052434
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


P. O. Box 2000, Bloomfield Hills, Michigan             48304
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (810) 642-3400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

Common Stock outstanding at December 31, 1993 - 9,799,398 shares.

                             CORE  INDUSTRIES  INC  AND  SUBSIDIARIES

                             CONSOLIDATED  STATEMENT  OF  EARNINGS
                                          (UNAUDITED)
                                          First Quarter Ended November 30
                                          -------------------------------
	                                             1993								     1992
                                          -----------      -----------
Net  sales                                $54,008,000      $46,084,000

Cost  of  sales, exclusive  of
   depreciation and amortization          $38,288,000      $31,537,000
Depreciation  and  amortization             1,266,000        1,307,000
Selling,  general and
   administrative  expenses                10,224,000        9,507,000
Interest  expense                           1,142,000        1,380,000
Other  income                              (1,530,000)        (213,000)
                                          -----------      -----------
                                          $49,390,000      $43,518,000
                                          -----------      -----------
Earnings  before  taxes  on  income        $4,618,000       $2,566,000

Taxes  on  income                           1,710,000          940,000
                                          -----------      -----------
Net  earnings                              $2,908,000       $1,626,000




Net  earnings  per  share                         $.30            $.17

Dividends  per  share                             $.06            $.06

Average  shares  of  stock  outstanding       9,798,000        9,775,000





See  notes  to  financial  statements




                      CORE  INDUSTRIES  INC  AND  SUBSIDIARIES

                            CONSOLIDATED  BALANCE  SHEET



                   ASSETS
                                       Nov. 30, 1993
                                        (Unaudited)    Aug. 31, 1993
                                       -------------   -------------
CURRENT  ASSETS:
   Cash and short-term investments     $ 10,152,000    $    651,000
   Accounts receivable, less collection
     allowances of $950,000 in November
     and $970,000 in August              44,830,000      50,558,000
   Inventories                           50,512,000      54,092,000
   Prepaid  expenses                        746,000       1,337,000
   Deferred  taxes  on  income            2,517,000       2,776,000
                                       ------------    ------------
         TOTAL  CURRENT  ASSETS        $108,757,000    $109,414,000


PROPERTY, PLANT AND EQUIPMENT:
   Land  and  land  improvements       $  1,197,000    $  1,374,000
   Buildings                             17,013,000      18,672,000
   Machinery  and  equipment             49,361,000      50,145,000
                                       ------------    ------------
         Total                         $ 67,571,000    $ 70,191,000
   Less  accumulated  depreciation       40,284,000      41,304,000
         TOTAL PROPERTY, PLANT AND     ------------    ------------
            EQUIPMENT                  $ 27,287,000    $ 28,887,000

OTHER  ASSETS:
   Excess of cost over net assets
     of companies acquired             $  7,072,000    $  7,269,000
   Investment in real estate partnership  1,603,000       1,432,000
   Miscellaneous  intangibles             4,655,000       4,275,000
                                       ------------    ------------
         TOTAL  OTHER  ASSETS          $ 13,330,000    $ 12,976,000


         TOTAL ASSETS                  $149,374,000    $151,277,000




See  notes  to  financial  statements

                                          -3-





       LIABILITIES  &  STOCKHOLDERS'  EQUITY
                                       Nov. 30, 1993
                                        (Unaudited)    Aug. 31, 1993
                                       -------------   -------------
CURRENT  LIABILITIES:
   Notes  payable  to  bank                   -        $    900,000
   Accounts  payable                     10,723,000      12,521,000
   Accrued payroll and other expenses    10,409,000      12,899,000
   Dividends  payable                       588,000         587,000
   Taxes  on  income                      1,088,000           -
   Long-term debt due within one year     1,500,000       1,500,000
                                       ------------    ------------
         TOTAL  CURRENT  LIABILITIES   $ 24,308,000    $ 28,407,000


LONG-TERM  DEBT,
   less amount due within one year       47,132,000      47,134,000

DEFERRED TAXES ON INCOME                  1,880,000       1,580,000

ACCRUED EMPLOYEE BENEFITS                 2,761,000       3,190,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 20,000,000 shares
      Issued - 11,209,558 shares       $ 11,210,000    $ 11,208,000
   Additional  paid-in  capital             734,000         728,000
   Retained  earnings                    67,691,000      65,372,000
   Cumulative  translation  adjustments     356,000         356,000
   Treasury  stock (1,410,160  shares)   (6,698,000)     (6,698,000)
                                       ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY    $ 73,293,000    $ 70,966,000
                                       ------------    ------------

         LIAB. & STOCKHOLDERS EQUITY   $149,374,000    $151,277,000

                                          -4-

                       CORE  INDUSTRIES  INC  AND  SUBSIDIARIES
                       CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                      (UNAUDITED)
                                                First Quarter Ended November 30
                                                ------------     ------------
                                                    1993             1992
                                                ------------     ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net  earnings                                $  2,908,000     $  1,626,000
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation                              $  1,196,000     $  1,232,000
      Amortization                                    70,000           75,000
      Gain on sale of division                      (915,000)           -
      (Increase) decrease  in  assets:
           Accounts  receivable                    4,472,000        2,461,000
           Inventories                               708,000         (796,000)
           Prepaid  expenses                         515,000          332,000
           Taxes  on  income                         667,000          427,000
           Deferred  taxes  on  income               420,000          456,000
      Increase (decrease) in  liabilities:
           Accounts  payable                      (3,025,000)        (489,000)
           Accrued payroll and other expenses     (1,077,000)      (1,692,000)
                                                ------------     ------------
               TOTAL  ADJUSTMENTS               $  3,031,000     $  2,006,000
                                                ------------     ------------
      NET  CASH  PROVIDED  BY
         OPERATING  ACTIVITIES                  $  5,939,000     $  3,632,000
                                                ------------     ------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Capital  expenditures                           ($948,000)       ($950,000)
   Proceeds from sale of division                  5,898,000           -
   Proceeds from discontinued operations              -             7,062,000
   Other                                              99,000          (61,000)
                                                ------------     ------------
          NET CASH FROM INVESTING ACTIVITIES    $  5,049,000     $  6,051,000
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Net  payments  on  short-term  bank  loans      ($900,000)     ($9,700,000)
   Cash  dividends  paid                            (587,000)        (587,000)
                                                ------------     ------------
          NET CASH USED IN FINANCING ACTIVITIES  ($1,487,000)    ($10,287,000)
                                                ------------     -------------
          NET INCREASE (DECREASE) IN CASH
               AND  CASH  EQUIVALENTS              9,501,000         (604,000)
          CASH AND CASH EQUIVALENTS,
               BEGINNING OF PERIOD                   651,000        1,917,000
                                                ------------     ------------
          CASH AND CASH EQUIVALENTS,
               END OF PERIOD                    $ 10,152,000     $  1,313,000
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest  paid                               $  1,588,000     $  1,741,000
   Income  taxes  paid                          $     47,000     $     18,000

See  notes  to  financial  statements

                                            -5-

                   CORE INDUSTRIES INC AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE A

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the information presented therein.



NOTE B

     Reference is made to the Company's Annual Report on Form 10-K for the year ended August 31, 1993, for a description of accounting policies and other detailed footnote information.


NOTE C - Inventories
                                          November 30,      August 31,
                                              1993             1993
    Raw materials and supplies            $ 27,456,000     $ 26,762,000
    Work in process                         11,559,000       13,417,000
    Finished goods                          11,497,000       13,913,000
                                          ------------     ------------
                                          $ 50,512,000     $ 54,092,000


NOTE D - Sale of Division

    On September 23, 1993, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share). Du-Al represented approximately 4% of the Company's total 1993 sales and approximately 4% of the Company's assets as of August 31, 1993.

NOTE E - Product Segment Information

    The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                                          Earnings(Loss)
                                                             Before
                                             Net Sales     Income Taxes
First quarter ended November 30, 1993:
   Electronics                             $ 25,469,000   $  1,674,000
   Farm equipment                             8,811,000      2,635,000(1)
   Fluid controls and
     construction products                   19,728,000      2,361,000
   Corporate unallocated                            -         (910,000)
   Interest expense                                 -       (1,142,000)
                                           ------------   ------------
       Total                               $ 54,008,000   $  4,618,000

First quarter ended November 30, 1992:
   Electronics                             $ 19,543,000   $  1,465,000
   Farm equipment                             9,619,000      1,301,000
   Fluid controls and
     construction products                   16,922,000      2,007,000
   Corporate unallocated                            -         (827,000)
   Interest expense                                 -       (1,380,000)
                                           ------------   ------------
       Total                               $ 46,084,000   $  2,566,000

<F1>
(1)Includes pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al Division.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Net earnings for the first quarter of fiscal 1994 were $2,908,000, or $.30 per share, on sales of $54,008,000. Last year's net earnings for the first quarter were $1,626,000, or $.17 per share, on sales of $46,084,000. Included in this year's first quarter results was a net favorable $.09 per share related to the sale of the Company's Du-Al division; excluding this gain, net earnings were up $.04 per share or 24%.

    In the first quarter of fiscal 1994, the Company's Electronics Group provided 47% of total sales; the Farm Equipment Group, 16% of total sales; and the Fluid Controls and Construction Products Group, 37% of sales. The Electronics Group reported strong improvement compared with the prior year with a 30% sales increase and a 14% pretax increase. The Farm Equipment
Group, with the discontinuation of Du-Al's operations during September 1993, had an 8% decrease in sales and an 11% decrease in pretax (excluding gain on sale of Du-Al) compared to the very strong performance last year. The sales and pretax earnings of the Fluid Controls and Construction Products Group increased 17% and 18%, respectively, compared with the prior year's first quarter, primarily due to improved performance of its valve and strainer products.

    Overall gross profit margins on net sales for the first quarter of fiscal 1994 decreased to 29.1% from 31.6% last year. This decrease was caused by this year's higher sales at the Company's mechanical contracting unit which had no margin contribution as the added sales involved pass-through material costs. Excluding the operations of the mechanical contracting unit the gross profit margin improved over the prior year.

    Selling, general and administrative expenses decreased to 18.9% of sales from 20.6% in the prior year's first quarter as a result of focused cost reduction programs. Interest expense declined 17% in this year's first quarter compared with last year primarily due to reduced borrowings. Other income for the quarter ended November 30, 1993 includes the $1,475,000 gain related to the sale of the Company's Du-Al division.


LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of fiscal 1993, the Company increased its cash and short-term investments $9,501,000. The sources of this increase were $5,939,000 from operating activities and $5,898,000 from the sale of the Company's Du-Al division.

    At November 30, 1993, the Company had working capital of $84,449,000 with a current ratio of 4.5 to 1 compared to working capital of $81,007,000 and a current ratio of 3.9 to 1 at the beginning of the fiscal year. The improved current ratio reflects the Company's profitable operations and the sale of the Company's Du-Al division.

    The Company's internal sources of funds are supplemented with unsecured bank credit facilities totaling $15 million (nothing outstanding at November 30, 1993). Management believes sufficient additional credit is available from banks and other sources should the need arise. Management also believes the Company's cash flow is more than sufficient to meet payments on maturing debt, capital expenditures and dividends.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


    Stockholders' equity amounted to $73,293,000 or $7.48 per share at November 30, 1993, with total capital employed (total debt and equity) amounting to $122 million consisting of 40% debt and 60% equity. At the Company's current quarterly dividend rate of $.06 per share, annual dividend payments would approximate $2,350,000. Under the Company's debt agreements with insurance companies, retained earnings of approximately $16 million are available for dividends, subject to future earnings levels.

                        PART II - OTHER INFORMATION


    Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - None

         (b) There were no reports on Form 8-K filed for the three months ended November 30, 1993.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CORE INDUSTRIES INC
                                                 (Registrant)




                                                  /s/ Raymond H. Steben, Jr.
Date:    January 10, 1994                         Raymond H. Steben, Jr.
                                                  Vice President-Finance
                                                     and Chief Financial
                                                     Officer


                                                  /s/ Thomas G. Hooper
Date:    January 10, 1994                         Thomas G. Hooper
                                                  Treasurer and Controller