Form 10-Q
period 1994-02-28
CORE INDUSTRIES INC
filed 1994-03-25
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1994

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

Common Stock outstanding at March 31, 1994 - 9,799,398 shares.




CORE INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
           (UNAUDITED)
                              For the Second Quarter Ended
                                     1994          1993
Net sales                        $49,594,000   $46,875,000

Cost of sales, exclusive
   of depreciation
   and amortization              $34,565,000   $32,271,000
Depreciation and amortization      1,278,000     1,278,000
Selling, general and
   administrative expenses         9,631,000     9,671,000
Interest expense                   1,124,000     1,321,000
Other income                        (357,000)     (447,000)
                                 $46,241,000   $44,094,000

Earnings before taxes
   on income                      $3,353,000    $2,781,000


Taxes on income                    1,210,000     1,020,000


Net earnings                      $2,143,000    $1,761,000




Net earnings per share               $.22          $.18

Dividends per share                  $.06          $.06

Average shares of
   stock outstanding               9,799,000     9,776,000

See notes to financial statements













CORE INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

           (UNAUDITED)

                                  For the Six Months Ended
                                     1994          1993
Net sales                        $103,602,000  $92,959,000

Cost of sales, exclusive
   of depreciation
   and amortization              $72,853,000   $63,808,000
Depreciation and amortization      2,544,000     2,585,000
Selling, general and
   administrative expenses        19,855,000    19,178,000
Interest expense                   2,266,000     2,701,000
Other income                      (1,887,000)     (660,000)
                                 $95,631,000   $87,612,000

Earnings before taxes
   on income                      $7,971,000    $5,347,000


Taxes on income                    2,920,000     1,960,000


Net earnings                      $5,051,000    $3,387,000




Net earnings per share               $.52          $.35

Dividends per share                  $.12          $.12

Average shares of
   stock outstanding               9,799,000     9,775,000

See notes to financial statements











CORE INDUSTRIES INC AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET

              ASSETS

                                  Feb. 28. 1994
                                  (Unaudited)   Aug. 31, 1993
CURRENT ASSETS:
   Cash and short-term
      investments                  $6,266,000       $651,000
   Accounts receivable, less
      collection allowances of
      $910,000 in February
      and $970,000 in August       49,315,000     50,558,000
   Inventories                     51,495,000     54,092,000
   Prepaid expenses                   990,000      1,337,000
   Deferred taxes on income         2,557,000      2,776,000

         TOTAL CURRENT ASSETS    $110,623,000   $109,414,000

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements      $1,197,000     $1,374,000
   Buildings                       17,115,000     18,672,000
   Machinery and equipment         50,112,000     50,145,000
         Total                    $68,424,000    $70,191,000
   Less accumulated depreciation   41,193,000     41,304,000
         TOTAL PROPERTY, PLANT
            AND EQUIPMENT         $27,231,000    $28,887,000

OTHER ASSETS:
   Excess of cost over net
      assets of companies acquired $7,028,000     $7,269,000
   Investment in real estate
      partnership                   1,338,000      1,432,000
   Prepaid pensions and other       5,018,000      4,275,000

         TOTAL OTHER ASSETS       $13,384,000    $12,976,000

                                 $151,238,000   $151,277,000

See notes to financial statements















LIABILITIES & STOCKHOLDERS' EQUITY

                                  Feb. 28. 1994
                                  (Unaudited)   Aug. 31, 1993
CURRENT LIABILITIES:
   Notes payable to bank               --           $900,000
   Accounts payable               $10,801,000     12,521,000
   Accrued payroll and other exp.  11,386,000     12,899,000
   Dividends payable                  588,000        587,000
   Taxes on income                     91,000         --
   Long-term debt due within 1 yr.  1,500,000      1,500,000

      TOTAL CURRENT LIABILITIES   $24,366,000    $28,407,000

LONG-TERM DEBT,
   less amount due within one year 47,130,000     47,134,000

DEFERRED TAXES ON INCOME            1,970,000      1,580,000

ACCRUED POSTRETIREMENT BENEFITS     2,923,000      3,190,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 100,000 shares
      Issued - 11,209,558 shares  $11,210,000    $11,208,000
   Additional paid-in capital         734,000        728,000
   Retained earnings               69,247,000     65,372,000
   Cumulative translation
   adjustments                        356,000        356,000
   Treasury stock (1,410,160
      shares) - at cost            (6,698,000)    (6,698,000)

      TOTAL STOCKHOLDERS' EQUITY  $74,849,000    $70,966,000

                                 $151,238,000   $151,277,000

See notes to financial statements








                        CORE  INDUSTRIES  INC  AND  SUBSIDIARIES
                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                      (UNAUDITED)


                                                 Six Months Ended February 28
                                                    1994              1993
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net  earnings                                 $5,051,000        $3,387,000
   Adjustments  to  reconcile  net
     earnings  to  net cash  provided
     by  operating  activities:
      Depreciation                               $2,404,000        $2,455,000
      Amortization                                  140,000           130,000
      Gain on sale of division                     (915,000)            -
      (Increase) decrease  in  assets:
           Accounts  receivable                     (14,000)       (2,115,000)
           Inventories                             (275,000)       (1,901,000)
           Prepaid  expenses                        272,000           (26,000)
           Taxes  on  income                       (330,000)        2,644,000
           Deferred  taxes  on  income              470,000         2,626,000
      Increase (decrease) in  liabilities:
           Accounts  payable                     (1,876,000)        1,681,000
           Accrued payroll and other expenses    (1,102,000)         (888,000)
               TOTAL  ADJUSTMENTS               ($1,226,000)       $4,606,000
      NET  CASH  PROVIDED  BY
         OPERATING  ACTIVITIES                   $3,825,000        $7,993,000
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Capital  expenditures                        ($2,068,000)      ($2,122,000)
   Proceeds from sale of division                 5,898,000             -
   Proceeds from discontinued operations              -             6,901,000
   Other                                             35,000           109,000
          NET  CASH  FROM  INVESTING  ACTIVITIES $3,865,000        $4,888,000
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Net  payments  on  short-term  bank  loans     ($900,000)     ($12,700,000)
   Cash  dividends  paid                         (1,175,000)       (1,173,000)
          NET  CASH  USED  IN  FINANCING
       ACTIVITIES                               ($2,075,000)     ($13,873,000)

          NET  INCREASE (DECREASE) IN  CASH
       AND  CASH  EQUIVALENTS                     5,615,000          (992,000)

          CASH  AND  CASH  EQUIVALENTS,
       BEGINNING  OF  PERIOD                        651,000         1,917,000

          CASH  AND  CASH  EQUIVALENTS,
       END  OF  PERIOD                           $6,266,000          $925,000


SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:
   Interest  paid                                $2,243,000        $2,590,000
   Income  taxes  paid  (refunded)               $2,111,000         ($550,000)

See  notes  to  financial  statements







                   CORE INDUSTRIES INC AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE A

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the information presented therein, and such adjustments are of a normal recurring nature.



NOTE B

     Reference is made to the Company's Annual Report on Form 10-K for the year ended August 31, 1993, for a description of accounting policies and other detailed footnote information.

NOTE C - Inventories
         February 28,                      August 31,
             1994                             1993
    Raw materials and supplies            $ 27,355,000     $ 26,762,000
    Work in process                         11,579,000       13,417,000
    Finished goods                          12,561,000       13,913,000

         $ 51,495,000                     $ 54,092,000


NOTE D - Sale of Division

    On September 23, 1993, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share). This gain is included in other income on the Statement of Earnings. Du-Al represented approximately 4% of the Company's total 1993 sales and approximately 4% of the Company's assets as of August 31, 1993.

NOTE E - Product Segment Information

    The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                               1994
                                                  Earnings(Loss)
                                                     Before
                                    Net Sales      Income Taxes
Second quarter ended Feb. 28:
   Electronics                    $ 23,841,000   $  2,001,000
   Farm equipment                    8,359,000      1,310,000
   Fluid controls and
     construction products          17,394,000      1,925,000
   Corporate unallocated                   -         (759,000)
   Interest expense                        -       (1,124,000)
       Total                      $ 49,594,000   $  3,353,000

Six months ended Feb. 28:
   Electronics                    $ 49,310,000   $  3,675,000
   Farm equipment                   17,170,000      3,945,000(1)
   Fluid controls and
     construction products          37,122,000      4,286,000
   Corporate unallocated                   -       (1,669,000)
   Interest expense                        -       (2,266,000)
       Total                      $103,602,000   $  7,971,000


                                               1993
                                                  Earnings(Loss)
                                                      Before
                                    Net Sales      Income Taxes
Second quarter ended Feb. 28:
   Electronics                    $ 20,971,000   $  1,435,000
   Farm equipment                    8,923,000      1,133,000
   Fluid controls and
     construction products          16,981,000      2,325,000
   Corporate unallocated                   -         (791,000)
   Interest expense                        -       (1,321,000)
       Total                      $ 46,875,000   $  2,781,000

Six months ended Feb. 28:
   Electronics                    $ 40,514,000   $  2,900,000
   Farm equipment                   18,542,000      2,434,000
   Fluid controls and
     construction products          33,903,000      4,332,000
   Corporate unallocated                   -       (1,618,000)
   Interest expense                        -       (2,701,000)
       Total                      $ 92,959,000   $  5,347,000
<F1>
(1)Includes pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al Division.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    For the first six months of fiscal 1994, the Company's net sales increased 11% to $103,602,000. Net earnings for the first six months of fiscal 1994 were $5,051,000, or $.52 per share. Included in this year's first half results was a net favorable $.09 per share related to the sale of the Company's Du-Al division in the first quarter; excluding this gain, net earnings were up $.08 per share or 23%.

    For the second quarter of fiscal 1994, net sales increased 6% to $49,594,000 compared to $46,875,000 for the corresponding quarter in the prior year. This year's second quarter net earnings were $2,143,000, or $.22 per share, up 22% from last year's net earnings of $1,761,000, or $.18 per share.

    For the first six months of fiscal 1994, the Company's Electronics Group provided 48% of total sales; the Farm Equipment Group, 16% of total sales; and the Fluid Controls and Construction Products Group, 36% of sales. The Electronics Group reported strong improvement compared with the prior year comparable six month and second quarter periods with sales increases of 22% and 14%, and earnings increases of 27% and 39%, respectively. All the major units in the Electronics Group contributed to the improvement which was accomplished primarily through operating efficiencies, responsiveness to customer requirements, and several new product introductions. First half sales of the Farm Equipment Group fell 7% but earnings rose 1% as compared to the strong performance of the prior year's first six months. These results exclude the gain on the sale of Du-Al. The Fluid Controls and Construction Products Group, compared with the prior year, had a 17% reduction in second quarter earnings on a nominal sales increase. The Group experienced continued soft industrial markets and severe winter weather conditions, both of which contributed to reductions in gross margins.

    Overall gross profit margins on net sales for the first six months of fiscal 1994 decreased to 29.7% from 31.4% last year, primarily due to margin pressures on the units in the Fluid Controls and Construction Products Group as noted above.

    Selling, general and administrative expenses decreased to 19.2% of sales from 20.6% in the prior year's first six months as a result of focused cost reduction programs. Interest expense declined 16% in this year's first half primarily due to reduced borrowings. Other income for the six months ended February 28, 1994 includes the $1,475,000 first quarter gain related to the sale of the Company's Du-Al division.

LIQUIDITY AND CAPITAL RESOURCES

    During the first half of fiscal 1994, the Company increased its cash and short-term investments $5,615,000. The sources of this increase were $3,825,000 from operating activities, $5,898,000 from the sale of the Company's Du-Al division, offset by capital expenditures, reduction of bank debt and dividends.

    At February 28, 1994, the Company had working capital of $86,257,000 with a current ratio of 4.5 to 1 compared to working capital of $81,007,000 and a current ratio of 3.9 to 1 at the beginning of the fiscal year. The improved current ratio reflects the Company's profitable operations and the sale of the Company's Du-Al division.

    The Company's internal sources of funds are supplemented with unsecured bank credit facilities totaling $15 million (nothing outstanding at February 28, 1994). Management believes sufficient additional credit is available from banks and other sources should the need arise. Management also believes the Company's cash flow is more than sufficient to meet payments on maturing debt, capital expenditures and dividends.

    Stockholders' equity amounted to $74,849,000 or $7.64 per share at February 28, 1994, with total capital employed (total debt and equity) amounting to $123 million consisting of 39% debt and 61% equity. At the Company's current quarterly dividend rate of $.06 per share, annual dividend payments would approximate $2,350,000. Under the Company's debt agreements with insurance companies, retained earnings of approximately $17 million are available for dividends, subject to future earnings levels.

                        PART II - OTHER INFORMATION


    Items 1, 2, 3, and 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A report on the annual meeting of shareholders of the Company held on January 11, 1994 was published on January 20, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - None

         (b) Form 8-K dated January 11, 1994 reported change in Company's certifying accountants.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         CORE INDUSTRIES INC
             (Registrant)





Date:     March 25, 1994          /s/ Raymond H. Steben,Jr.
                                  Raymond H. Steben, Jr.
                                  Vice President-Finance
                                     and Chief Financial
                                     Officer



Date:     March 25, 1994          /s/ Thomas G. Hooper
                                  Thomas G. Hooper
                                  Treasurer and Controller