Form 10-Q
period 1994-05-31
CORE INDUSTRIES INC
filed 1994-06-28
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1994

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


Registrant's telephone number, including area code (810)642-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

Common Stock outstanding at May 31, 1994 - 9,802,398 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                    For the Third  Quarter Ended
                                    May 31, 1994    May 31, 1993
Net sales                            $60,578,000     $56,484,000

Cost of sales, exclusive
   of depreciation
   and amortization                  $43,187,000     $40,262,000
Depreciation and amortization          1,266,000       1,278,000
Selling, general and
   administrative expenses            11,348,000      10,613,000
Interest expense                       1,156,000       1,176,000
Other income                            (215,000)       (380,000)
                                     $56,742,000     $52,949,000

Earnings before taxes
   on income                          $3,836,000      $3,535,000

Taxes on income                        1,390,000       1,290,000

Net earnings                          $2,446,000      $2,245,000


Net earnings per share                   $.25            $.23

Dividends per share                      $.06            $.06

Average shares of
   stock outstanding                   9,801,000       9,777,000

See notes to financial statements














                                         -2-




                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                     For the Nine Months Ended
                                    May 31, 1994    May 31, 1993
Net sales                           $164,180,000    $149,443,000

Cost of sales, exclusive
   of depreciation
   and amortization                 $116,040,000    $104,070,000
Depreciation and amortization          3,810,000       3,863,000
Selling, general and
   administrative expenses            31,203,000      29,791,000
Interest expense                       3,422,000       3,877,000
Other income                          (2,102,000)     (1,040,000)
                                    $152,373,000    $140,561,000

Earnings before taxes
   on income                         $11,807,000      $8,882,000

Taxes on income                        4,310,000       3,250,000

Net earnings                          $7,497,000      $5,632,000


Net earnings per share                   $.77            $.58

Dividends per share                      $.18            $.18

Average shares of
   stock outstanding                   9,799,000       9,776,000

See notes to financial statements















                                         -3-




                      CORE INDUSTRIES INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                    May 31, 1994
                                    (Unaudited)    Aug. 31, 1993
CURRENT ASSETS:
   Cash and cash equivalents         $10,252,000        $651,000
   Accounts receivable, less
      collection allowances of
      $950,000 in May
      and $970,000 in August          50,854,000      50,558,000
   Inventories                        50,998,000      54,092,000
   Prepaid expenses                    1,320,000       1,337,000
   Deferred taxes on income            2,597,000       2,776,000

         TOTAL CURRENT ASSETS       $110,623,000    $109,414,000

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements         $1,278,000      $1,374,000
   Buildings                          17,607,000      18,672,000
   Machinery and equipment            51,294,000      50,145,000
         Total                       $70,179,000     $70,191,000
   Less accumulated depreciation      42,417,000      41,304,000
         TOTAL PROPERTY, PLANT
            AND EQUIPMENT            $27,762,000     $28,887,000

OTHER ASSETS:

   Excess of cost over net
      assets of companies acquired    $7,203,000      $7,269,000
   Investment in real estate
      partnership                      1,531,000       1,432,000
   Prepaid pensions and other          5,357,000       4,275,000

         TOTAL OTHER ASSETS          $14,091,000     $12,976,000

                                    $157,874,000    $151,277,000

See notes to financial statements










                                       -4-




                       LIABILITIES & STOCKHOLDERS' EQUITY

                                    May 31, 1994
                                    (Unaudited)    Aug. 31, 1993
CURRENT LIABILITIES:
   Notes payable to bank                 --             $900,000
   Accounts payable                  $12,879,000      12,521,000
   Accrued payroll and other
      expenses                        12,209,000      12,899,000
   Dividends payable                     588,000         587,000
   Taxes on income                     1,342,000          --
   Long-term debt due within
      one year                         1,610,000       1,500,000

      TOTAL CURRENT LIABILITIES      $28,628,000     $28,407,000

LONG-TERM DEBT,
   less amount due within
      one year                        47,568,000      47,134,000

DEFERRED TAXES ON INCOME               1,990,000       1,580,000

ACCRUED EMPLOYEE BENEFITS              2,923,000       3,190,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 20,000,000 shares
      Issued - 11,212,558 shares     $11,213,000     $11,208,000
   Additional paid-in capital            747,000         728,000
   Retained earnings                  71,105,000      63,372,000
   Cumulative translation
      adjustments                        398,000         356,000
   Treasury stock (1,410,160
      shares) - at cost               (6,698,000)     (6,698,000)

      TOTAL STOCKHOLDERS' EQUITY     $76,765,000     $70,966,000

                                    $157,874,000    $151,277,000

See notes to financial statements






                                         -5-




                      CORE INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     Nine Months Ended May 31
                                        1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                       $7,497,000      $5,632,000
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
         Depreciation                 $3,593,000      $3,689,000
         Amortization                    217,000         174,000
         Gain on sale of division       (915,000)          --
         (Increase) decrease in assets:
            Accounts receivable         (639,000)     (3,435,000)
            Inventories                  957,000      (4,962,000)
            Prepaid expenses             (28,000)       (221,000)
            Taxes on income              899,000       3,176,000
            Deferred taxes on income     450,000       3,606,000
         Increase (decrease) in
            liabilities:
            Accounts payable             (86,000)      4,203,000
            Accrued payroll and
               other expenses           (182,000)        (99,000)
                  TOTAL ADJUSTMENTS   $4,266,000      $6,131,000
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES     $11,763,000     $11,763,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures              ($3,145,000)    ($3,334,000)
   Proceeds from sale of division      5,898,000          --
   Acquisition of businesses          (2,232,000)         --
   Proceeds from disc. operations         --           7,651,000
   Other                                 (20,000)        184,000
         NET CASH FROM INVESTING
            ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on short-term
      bank loans                       ($900,000)   ($15,900,000)
   Cash dividends paid                (1,763,000)     (1,760,000)
         NET CASH USED IN FINANCING
            ACTIVITIES               ($2,663,000)   ($17,660,000)
         NET INCREASE (DECREASE)
            IN CASH AND CASH
            EQUIVALENTS                9,601,000      (1,396,000)
         CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD          651,000       1,917,000
         CASH AND CASH EQUIVALENTS,
            END OF PERIOD            $10,252,000        $521,000
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                      $3,820,000      $4,201,000
   Income taxes paid (refunded)       $2,236,000     ($4,073,000)
    See notes to financial statements

                                         -6-





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

NOTE C - Inventories
                                         May 31,       August 31,
                                          1994           1993
     Raw materials and supplies        $25,883,000    $26,762,000
     Work in process                    12,313,000     13,417,000
     Finished goods                     12,802,000     13,913,000

                                       $50,998,000    $54,092,000

NOTE D - Acquisition

     In May 1994 the Company's Mueller Steam Specialty unit acquired all of the capital stock of Hendrix Steel & Fabricating of Houston, Texas. Hendrix is primarily engaged in fabricating strainers and other specialty flow control products. The acquisition was accounted for as a purchase.


NOTE E - Sale of Division

     On September 23, 1993, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share, after tax). This gain is included in other income on the Statement of Earnings. Du-Al represented approximately 4% of the Company's total 1993 sales and approximately 4% of the Company's assets as of August 31, 1993.





                                         -7-


NOTE F - Product Segment Information

     The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                              1994
                                                   Earnings
                                                    Before
                                 Net Sales       Income Taxes
Third quarter ended May 31:
   Electronics                 $ 26,094,000       $ 1,690,000
   Farm equipment                11,956,000         2,032,000
   Fluid controls and
      construction products      22,528,000         2,116,000
   Corporate unallocated             -               (846,000)
   Interest expense                  -             (1,156,000)
      Total                    $ 60,578,000       $ 3,836,000

Nine months ended May 31:
   Electronics                 $ 75,404,000       $ 5,365,000
   Farm equipment                29,126,000         5,977,000 (A)
   Fluid controls and
      construction products      59,650,000         6,402,000
   Corporate unallocated             -             (2,515,000)
   Interest expense                  -             (3,422,000)
      Total                    $164,180,000       $11,807,000

                                            1993
                                                   Earnings
                                                    Before
                                 Net Sales       Income Taxes
Third quarter ended May 31:
   Electronics                 $ 24,192,000       $ 1,158,000
   Farm equipment                11,972,000         1,767,000
   Fluid controls and
      construction products      20,320,000         2,562,000
   Corporate unallocated             -               (776,000)
   Interest expense                  -             (1,176,000)
      Total                    $ 56,484,000       $ 3,535,000

Nine months ended May 31:
   Electronics                 $ 64,706,000       $ 4,058,000
   Farm equipment                30,515,000         4,201,000
   Fluid controls and
      construction products      54,222,000         6,894,000
   Corporate unallocated             -             (2,394,000)
   Interest expense                  -             (3,877,000)
      Total                    $149,443,000       $ 8,882,000
<F1>
Note A:  Includes pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al division.

                                         -8-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the first nine months of fiscal 1994, the Company's net sales increased 10% to $164,180,000. Net earnings for the first nine months of fiscal 1994 were $7,497,000, or $.77 per share. Included in this year's first nine month results was a net favorable $.09 per share related to the sale of the Company's Du-Al division in the first quarter; excluding this gain, net earnings were up $.10 per share or 17%.

     For the third quarter of fiscal 1994, net sales increased 7% to $60,578,000 compared to $56,484,000 for the corresponding quarter in the prior year. This year's third quarter net earnings were $2,446,000, or $.25 per share, up 9% from last year's net earnings of $2,245,000, or $.23 per share.

     For the first nine months of fiscal 1994, the Company's Electronics Group provided 46% of total sales; the Farm Equipment Group, 18% of total sales; and the Fluid Controls and Construction Products Group, 36% of sales. The Electronics Group reported strong improvement compared with the prior year comparable nine month and third quarter periods with sales increases of 17% and 8%, and earnings increases of 32% and 46%, respectively. New product introductions and increased market coverage programs in the Electronics Group's test, measurement and control businesses more than offset continued competitive margin pressures in its power supply unit. New products such as the acquired grain drill line and strong market conditions contributed to the Farm Equipment Group outpacing last year's third quarter results in spite of the first quarter divestiture of the Du-Al unit. Although sales were up over last year in the Fluid Controls and Construction Products Group, earnings lagged last year's third quarter and nine month periods primarily because of much lower return on sales at the Robert Carter mechanical contracting division because of increased competitive pressures.

     Overall gross profit margins on net sales for the first nine months of fiscal 1994 decreased to 29.3% from 30.4% last year, primarily due to margin pressures on the units in the Fluid Controls and Construction Products Group.

     Selling, general and administrative expenses decreased to 19.0% of sales from 19.9% in the prior year's first nine months as the pace of expense growth trailed sales. Interest expense declined 12% in this year's first nine months primarily due to reduced borrowings. Other income for the nine months ended May 31, 1994 includes the $1,475,000 first quarter gain related to the sale of the Company's Du-Al division.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1994, the Company increased its cash and short-term investments $9,601,000. The sources of this increase were $11,763,000 from operating activities, $5,898,000 from the sale of the Company's
                                         -9-





Du-Al division, offset by capital expenditures, acquisitions, reduction of bank debt and dividends.

     At May 31, 1994, the Company had working capital of $87,393,000 with a current ratio of 4.1 to 1 compared to working capital of $81,007,000 and a current ratio of 3.9 to 1 at the beginning of the fiscal year. The improved current ratio reflects the Company's profitable operations and the sale of the Company's Du-Al division.

     The Company's internal sources of funds are supplemented with unsecured bank credit facilities totaling $15 million (nothing outstanding at May 31, 1994). Management believes sufficient additional credit is available from banks and other sources should the need arise. Management also believes the Company's cash flow is more than sufficient to meet payments on maturing debt, capital expenditures and dividends.

     Stockholders' equity amounted to $76,765,000 or $7.83 per share at May 31, 1994, with total capital employed (total debt and equity) amounting to $126 million consisting of 39% debt and 61% equity. At the Company's current quarterly dividend rate of $.06 per share, annual dividend payments would approximate $2,350,000. Under the Company's debt agreements with insurance companies, retained earnings of approximately $19 million are available for dividends, subject to future earnings levels.






























                                       -10-





                           PART II - OTHER INFORMATION


     Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None

          (b) There were no reports on Form 8-K filed for the three months ended May 31, 1994.








































                                        -11-





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORE INDUSTRIES INC
                                   (Registrant)





Date:     June 28, 1994             /s/ Raymond H. Steben, Jr.
                                   Raymond H. Steben, Jr.
                                   Vice President-Finance
                                      and Chief Financial
                                      Officer



Date:     June 28, 1994             /s/ Thomas G. Hooper
                                   Thomas G. Hooper
                                   Treasurer and Controller