Form 10-K
period 1994-08-31
CORE INDUSTRIES INC
filed 1994-11-23
CIK 91817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Fiscal Year Ended August 31, 1994 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
        ________________.


                         Commission File Number 1-5034


                              CORE INDUSTRIES INC
             (Exact Name of Registrant as Specified in its Charter)


                Nevada                                   38-1052434
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

P. O. Box 2000, Bloomfield Hills, Michigan                   48304
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (810) 642-3400

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
          Common Stock                           New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act:


                                      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 31, 1994, 9,808,992 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing sale price of $9 for these shares on the New York Stock Exchange) was approximately $88 million.

Certain sections of the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 10, 1995 are incorporated by reference into Part III.

                                     PART I



ITEM 1.      BUSINESS

 (A)   GENERAL DEVELOPMENT OF THE COMPANY

       The Company was incorporated under the name of Soss Manufacturing Company in 1909 as a manufacturer of a line of concealed hinges sold to the hardware, furniture and home building trades and subsequently developed hinges and other stampings for the infant automotive industry. The Company went public in 1937 and had its shares traded on the American Stock Exchange.

       In 1958, the Company began to diversify its interests through the acquisition of a number of businesses. It presently groups its businesses into three industry segments: electronics, farm equipment and fluid controls and construction products. From sales of $5,000,000 in 1958, 90 percent of which were derived from the production of automobile parts, the Company has grown to its present size and diversified structure with less than 5 percent automotive business.

       The Company changed its name in January 1969 to SOS Consolidated Inc. to help alleviate confusion between the parent company and its automotive division. In April 1969, the Company's shares were listed for trading on the New York Stock Exchange. In January 1978, the Company adopted the name Core Industries Inc, as being more representative of its operations.

       Effective February 19, 1992, the Company adopted a formal plan to divest three major electronics-related subsidiaries. The three operations, Anilam, FlexStar and Hilton, represented the Company's machine tool controls, disk-drive test equipment and capacitor business lines and were accounted for as discontinued operations. At August 31, 1993, no operations or assets of Anilam, FlexStar and Hilton remained.

       Under the Company's method of operation and control, each division operates as a separate and autonomous entity with its own manufacturing, engineering, accounting, sales staff and distribution network.
       Personnel at corporate office direct overall policies and perform services for all divisions in the areas of financial control, manufacturing consultation, information systems and marketing.
       Corporate office maintains control over the divisions through direct contact, reviews of budgets and reports, internal auditing and involvement in formal planning. In addition, Corporate develops and implements strategic options to increase shareholder value and responds to division results and opportunities.

 (B)   INDUSTRY SEGMENTS

       The Company is engaged principally in the manufacture of specialty products for commercial and industrial use. Required industry segment financial information is set forth in the notes to consolidated financial statements incorporated herein by reference. The Company's business includes three product segments as follows:

                                  ELECTRONICS

       The Electronics Group includes a wide range of products which are categorized into two major areas:

       1.   Test, measurement and control products.

       2.   Power supplies and components for the computer industry.

       Specific products include volt/amp/ohmmeters, multimeters and recorders, harmonic analyzers, torque measurement and control systems, electronic fasteners, power supplies and precision carbide components. These products are sold principally through dealers and manufacturers' representatives throughout the United States and in many foreign countries.

       There is substantial competition in the markets served by this product segment, and in certain instances, the Company competes with companies whose financial resources are greater. While it is difficult to obtain accurate information as to the relative ranking of the Company and its competitors, the Company believes that it is a leading producer of selected electrical test, measurement and control products.

       The three electronics-related businesses that were divested in 1992 represented three separate lines of business and served separate customers. They produced machine tool controls, disk-drive test equipment and tantalum capacitors. These operations had total sales of $43,000,000 in fiscal year 1991, and represented approximately 40 percent of total group sales. The three businesses reported declining profits in fiscal 1991 and 1990.

       The backlog of this segment aggregated $17,200,000 at August 31, 1994, as compared to $19,950,000 at August 31, 1993. It is anticipated that substantially all of the backlog will be shipped during the year ending August 31, 1995. In general, the business of this product segment is not highly seasonal in nature.

       This segment's products are made principally from purchased electronic components and materials which are available from numerous sources. The Company has not experienced any problems as to their availability.

       The Company holds important patents related to its Tech-Motive Tool product line. Other patents relative to this product segment, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value. In 1994, the Company's GSE, Inc. subsidiary entered into an exclusive long-term distribution agreement in the Americas and Europe for a revolutionary torque sensing product line with a Japanese company. In addition to distributing products already developed by the Japanese company, GSE expects to jointly develop other products with this company.

                                 FARM EQUIPMENT

       Products include plows, grain drills, cultivators and other soil tillage equipment, grain augers and cleaners, feeders, and forage and harvesting dump wagons. These products are sold principally through separate dealers and distributors throughout the United States and contiguous Canadian provinces.

       There is substantial competition in the markets served by this product segment, and in certain instances, the Company competes with companies whose financial resources are greater. The Company believes that it is a leading producer of tillage equipment and grain augers.

       This product segment's backlog aggregated $4,450,000 at August 31, 1994, as compared to $3,700,000 at August 31, 1993. It is anticipated that substantially all of the backlog will be shipped during the first quarter of fiscal 1995. While the sales of certain individual products are seasonal in nature, the operations of this product segment are not highly seasonal on an overall basis. The farm economy has been historically very cyclical and can be significantly affected by the general economy and the weather. As is customary in the farm equipment industry, the Company makes many sales with seasonal dating payment terms to its farm equipment customers.

       Effective December 1, 1993, the Company purchased the grain drill business of Best Manufacturing. This product line strongly complements the tillage products offered by the Company's Sunflower unit.

       On September 23, 1993 (FY 1994), the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company. Du-Al represented approximately 4 percent of the Company's total 1993 sales and approximately 4 percent of the Company's assets as of August 31, 1993. (See Note A to Selected Financial Data, Item 6.)

       The primary raw material used by the businesses within this product segment is standard sheet steel which is available from numerous sources.

       The Company holds a few patents relating to the products of this segment which, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

                    FLUID CONTROLS AND CONSTRUCTION PRODUCTS

       Products include valves and pipeline strainers for various fluid control purposes, molded plastic parts, metal stampings and hinges. This segment also includes mechanical contracting for the construction industry where most of the work is obtained on a competitive bid basis. Most of the products within the segment are sold principally through dealers and manufacturers' representatives throughout the United States and in certain foreign countries.

       There is substantial competition in the markets served by this product segment, and in certain instances, the Company competes with companies whose financial resources are greater.

       This product segment's backlog aggregated $10,250,000 at August 31, 1994, as compared to $13,400,000 at August 31, 1993. The backlog decrease is primarily related to the Company's Pioneer division which was sold during the year. It is anticipated that substantially all of the backlog will be filled during the year ending August 31, 1995. In general, the business of this product segment is not seasonal in nature.

       Effective April 1, 1994, the Company purchased Hendrix Steel & Fabricating, Inc., a fabricator of strainers and other specialty flow control products.

       Effective May 31, 1994, the Company sold its Pioneer Industries division, a manufacturer of metal doors and frames for the construction industry. Pioneer represented 5.7 percent of the Company's total 1993 sales and approximately 4 percent of the Company's assets as of August 31, 1993.

       The primary raw materials used by this product segment are steel coil and sheet, castings made of various metals, resins and plastics. The Company generally obtains these materials from several sources, including foreign suppliers, and does not experience any problems with their availability.

       The Company holds a few patents relative to this product segment which, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

 (C)   EMPLOYMENT

       At August 31, 1994, there were approximately 2,350 people employed by the Company in its operations, of whom 1,890 were employed in the United States.

 (D)   OTHER

       While the Company places a high emphasis on the development of new and improved products, research and development activities did not represent significant expenditures during the past three years.

       Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings and competitive position of the Company.

ITEM 2.      PROPERTIES

Listed below are the major properties of the Company:

                                       SQUARE       OWNED        EXPIRATION                  PRODUCT
               LOCATION              FOOT AREA    OR LEASED     DATE OF LEASE               GROUP(S)
               --------              ---------    ---------     -------------               --------
    Bridgeport, Michigan               23,000       Owned                       Electronics
    Farmington Hills, Michigan         36,000       Owned                       Electronics
    Guadalajara, Mexico                30,000       Owned                       Electronics
    Lynbrook, New York                 49,000       Owned                       Electronics
    Montibello, California             18,000       Leased          1994        Electronics
    Tustin, California                 84,000       Leased          1997        Electronics
    Bombay, India                      10,500       Leased          1999        Electronics
    Beloit, Kansas (Note A)            88,000       Leased          1996        Farm Equipment
    Cawker City, Kansas                51,000       Owned                       Farm Equipment
    Richardton, North Dakota           37,000       Owned                       Farm Equipment
    Salem, South Dakota               108,500       Owned                       Farm Equipment
    Houston, Texas                     32,000       Owned                       Fluid Controls and Construction
                                                                                    Products
    Lumberton, North Carolina         144,000       Owned                       Fluid Controls and Construction
                                                                                    Products
    St. Pauls, North Carolina         216,000       Owned                       Fluid Controls and Construction
                                                                                    Products
    Pioneer, Ohio                      66,400       Owned                       Fluid Controls and Construction
                                                                                    Products
    Wauseon, Ohio                      47,000       Owned                       Fluid Controls and Construction
                                                                                    Products
    Singapore                          26,700       Owned                       Fluid Controls and Construction
                                        9,300       Leased          2006            Products
    Bloomfield Hills, Michigan         12,000       Leased          2001        Corporate Offices

All of the above properties are substantially utilized, are suitable for the Company's needs and have sufficient productive capacity.

NOTE A: This leased production facility was financed by the proceeds of industrial development revenue bonds. The Company may purchase the facility under favorable terms upon satisfaction of the lease. As required by generally accepted accounting principles, the lease has been treated as a purchase by the Company.


ITEM 3.      LEGAL PROCEEDINGS

Although the Company is involved in certain litigation incidental and related to its business, there are no material legal proceedings involving the Company not covered by insurance.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1994 to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS

At August 31, 1994, there were approximately 2,428 shareholders of record of the common stock of Core Industries Inc.

The Company's common stock is traded on the New York Stock Exchange. The following table indicated the high and low sales prices of the common stock of the Company, and the dividends paid per share for the periods indicated:

                                                                   MARKET PRICE
        YEAR ENDED                                              ------------------
       AUG 31, 1994                                               HIGH        LOW         DIVIDENDS
       ------------                                               ----        ---         ---------
    First quarter                                               $  15-1/2   $  11-3/4       $  .06
    Second quarter                                                 18-3/8      13-3/8          .06
    Third quarter                                                  14-7/8      10-1/2          .06
    Fourth quarter                                                 11-1/2      10              .06
                                                                                            ------

                                                                                            $  .24
                                                                                            ======

                                                                    MARKET PRICE
        YEAR ENDED                                               ------------------
       AUG 31, 1993                                                HIGH        LOW        DIVIDENDS
       ------------                                                ----        ---        ---------
    First quarter                                               $    8-7/8  $  6-7/8        $  .06
    Second quarter                                                  10-1/4     7-1/8           .06
    Third quarter                                                    9-3/4     8               .06
    Fourth quarter                                                  14-1/4     8-3/8           .06
                                                                                            ------

                                                                                            $  .24
                                                                                            ======

NOTE A: Under the Company's debt agreements with insurance companies, retained earnings of approximately $20 million were available for dividends at August 31, 1994 subject to future earnings levels.

ITEM 6.      SELECTED FINANCIAL DATA

A summary of selected financial data follows:

                                                            YEAR ENDED AUG 31,
                                 ------------------------------------------------------------------------
                                  1994        1993             1992             1991            1990
                                  ----        ----             ----             ----            ----
                                  (A)
    Net sales                $  219,454,000   $   207,046,000  $  183,734,000   $  200,799,000  $  187,853,000

    Earnings from
        continuing
        operations
        (Note B)                 10,006,000         8,656,000         180,000        7,975,000       7,830,000
    Net earnings (loss)
        (Note C)                 10,006,000         8,565,000     (26,368,000)       1,625,000       3,866,000

    Net earnings per common
        share:
      Continuing operations      $ 1.02             $ .88         $   .02             $ .82            $ .80
      Net earnings (loss)          1.02               .88           (2.70)              .17              .40
    Cash dividends declared
        per share                   .24               .24             .30               .48              .72

    As of August 31:
      Total assets           $  156,387,000   $   151,277,000  $  156,583,000   $  189,046,000  $  198,457,000
      Long-term debt             41,608,000        47,134,000      50,146,000       52,298,000      48,023,000

NOTE A: Effective September 23, 1993, the Company sold its Du-Al Manufacturing Division, a manufacturer of front end loaders, back hoes and other equipment sold to the construction and farm industries. Effective May 31, 1994, the Company sold its Pioneer Industries Division, a manufacturer of metal doors and frames for the construction industry. The businesses sold had approximately $9,000,000 of sales in FY 1994 prior to disposition and approximately $20,000,000 of sales in FY 1993.

             Other income for the year ended August 31, 1994 includes pretax gain of $1,475,000 (total of $.09 per share) related to the sale of the Du-Al Division.

NOTE B: Effective February 29, 1992, the Company adopted a formal plan to divest three major Electronics-related subsidiaries. The three operations, Anilam Electronics, FlexStar and Hilton Industries, produced machine tool controls, disk-drive test equipment and tantalum capacitors were accounted for as discontinued operations. Appropriate provisions were recorded for (a) the estimated losses of the discontinued operations through their expected disposal dates, (b) reduction of assets to their net realizable values and
             (c) the anticipated liabilities relating to the disposals. The total provision amounted to $20,859,000, net of income tax benefit of $7,315,000. Although there was a change in the individual components of the provision from the original estimate, in aggregate the provision was appropriate.

             Selected information related to the discontinued operations follows:

                                                  1992(A)          1991           1990
                                                  -------          ----           ----
               Sales                          $  16,291,000   $  42,796,000  $  53,434,000
               Net earnings (loss)               (4,015,000)     (6,350,000)    (3,964,000)

               Net earnings (loss)
                    per share                          (.41)           (.65)          (.40)

             (a) Six months ended February 29, 1992 (total fiscal year sales, $31,041,000).

NOTE C: The Company changed its methods of accounting for income taxes and postretirement benefits other than pensions effective September 1, 1991 to conform with Statements of Financial Accounting Standards Nos. 109 and 106, respectively. See Notes 3 and 4 to the Consolidated Financial Statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

RESULTS OF OPERATIONS

The Company in 1994 continued its strong improvement trend which began in 1992 when the Company took dramatic action to refocus management and operations. Sales and earnings improvements, product line expansions, acquisitions and strategic business sales all continued into 1994, supporting management's commitment to improving shareholder value.

Fiscal 1994 Compared with Fiscal 1993

Consolidated sales increased 6% in 1994 to $219 million from $207 million. Excluding the sales of Du-Al and Pioneer Industries, which were sold during the year, the sales from ongoing units increased 13%. Net earnings were $10 million, or 17% better than 1993. Included in 1994 earnings was a net favorable $.09 per share related to the sale of the Du-Al division; 1993 earnings included a net favorable $.03 per share related to a litigation settlement gain. Excluding these unusual items, net earnings increased 10% in 1994 compared to 1993.

Approximately 79% of the sales increase and 41% of the earnings before income tax increase was attributable to the Electronics Group. Excluding Du-Al sales and earnings, the Farm Segment sales grew 15% and profits grew almost 17%. Excluding the results of the sold Pioneer division, Fluid Controls and Construction sales increased 15% with earnings approximately the same in each year.

Overall gross profit margins decreased slightly to 29.7% due to competitive margin pressures in the power supply business, price discounting in the Fluid Control business, and effects of the slow construction markets on the sold Pioneer unit. The gross margin decline was more than offset by selling, general and administrative expenses at 18.9% of sales.

Other income in 1994 includes the $1.475 million gain related to the sale of the Company's Du-Al division, while other income in 1993 also includes unusual items--a litigation settlement of approximately $500,000 and approximately $300,000 in gains on property disposals. Interest expense declined 10.2% in 1994 from 1993 primarily due to decreased borrowings.

Fiscal 1993 Compared with Fiscal 1992

Consolidated net sales increased 12.7% in 1993 to $207 million from $183.7 million. Net earnings were $8.6 million, or 29.5% better than 1992 earnings from continuing operations before write-off of intangibles and other special charges. The 1992 special write-offs were $6.4 million.

Approximately 57% of the $23.3 million sales increase was attributable to the Electronics Group and 42% to the Farm Equipment Group. Nominal sales increases were realized in Fluid Controls and Construction Products. Earnings before taxes improved in all three product groups with the Farm Group increasing 110% in 1993.

Gross profit margins improved in Farm Equipment and Fluid Controls and Construction Products Groups during 1993. However, overall gross margins on net sales from continuing operations declined to 30.1% from 32.2%. The primary reason was market and competitive pressure resulting in price discounting, especially in computer power supplies of the Electronics segment. Selling, general and administrative expenses before 1992 special charges of $1.6 million decreased to 19.5% of sales compared to 20.8% in 1992 as a result of focused cost reduction programs related to certain selling and administrative activities.

The previously mentioned fourth quarter litigation settlement and gains on property disposals largely accounted for the increase in other income. Strong cash generation from operations with reduced borrowings, coupled with lower interest rates, caused interest expense to decline 17.6% in 1993 compared to 1992.

Product Group Detail

Electronics Group

                           (In Thousands)                       1992                   1993             1994
                                                                ----                   ----             ----
     Sales                                                   $79,380                $92,668         $102,422
     Earnings before taxes                                     3,781(a)               6,787            7,923
     (a) Includes $2,734 for special charges.

Sales and earnings before taxes in 1994 increased 10.5% and 16.7%, respectively, over the prior year. All major units within the group had improved 1994 operating performance, primarily through new product introductions and increased market coverage programs. The power supply unit also favorably resolved a prior year's labor issue. Earnings in 1993 had been adversely affected by margin pressures in power supplies, which continued through 1994.

Fluid Controls and Construction Products Group

                           (In Thousands)                       1992                   1993             1994
                                                                ----                   ----             ----
     Sales                                                   $72,599                $72,907          $78,745
     Earnings before taxes                                     5,365(a)               9,400            8,624
     (a) Includes $3,833 for special charges.

Sales increased 8% in 1994 over 1993, after a slight increase in sales between 1993 and 1992. Although sales and earnings were up in the fluid control and plastics units, this was offset by decreased earnings among the construction-related units, including the sold Pioneer division. Depressed conditions affected the construction market and caused price discounting.

Farm Equipment Group

                           (In Thousands)                       1992                   1993             1994
                                                                ----                   ----             ----
     Sales                                                   $31,755                $41,471          $38,287
     Earnings before taxes                                     2,834(a)               5,942            7,257

   Ongoing Businesses (b):
     Sales                                                   $25,680                $32,678          $37,724
     Earnings before taxes                                     3,187                  4,658            5,449
     (a) Includes $320 for special charges.
     (b) Excluding unit sold in 1994.

Overall segment sales fell 7.6% while earnings grew 22% in 1994, which was attributable to the successful sale of the Du-Al unit in October, 1993. Excluding Du-Al's operations and the one-time gain on the Du-Al disposal, sales and earnings of the ongoing businesses within the Group improved 15.4% and 17%, respectively, in 1994 over 1993. New products and good market conditions contributed to this strong performance.

LIQUIDITY AND CAPITAL RESOURCES

One of the Company's financial strengths is its ability to generate cash from its operating activities. In 1994, the Company again experienced strong operating cash flow as operating activities provided $17.4 million. Cash flow generation has been enhanced by the Company's ongoing efforts to improve operating efficiencies, cost reductions, and a successful company-wide working capital reduction program.

During 1994 the Company paid down short- and long-term debt totaling $3.9 million, and operated most of 1994 free of any short-term debt. In addition, the Company invested in its future by making two strategic acquisitions at a total cost of $3.4 million and making capital expenditures of $5 million. The majority of the capital expenditures were focused at those units where the Company has the greatest growth potential. The Company plans to invest $6 million in capital expenditures in 1995, excluding business acquisitions.

The Company has an active program to complement internal growth with acquisitions of product lines and companies that meet the Company's selective criteria. It is expected that this effort will require the significant expenditure of funds over the next few years.

The Company received $9.8 million during the year from the sales of its Du-Al and Pioneer divisions, whose operations did not fit with the Company's strategic direction.

At August 31, 1994, the Company had $14.6 million in cash and cash equivalents and uncommitted bank credit facilities of $15 million. Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities.

At August 31, 1994, the Company had working capital of $82.7 million with a current ratio of 3.7 to 1, and the Company's capital employed (total debt and equity) amounted to $125 million. Year-end capital consisted of 37% debt and 63% equity, an improvement from 41% debt of total capital employed in 1993. Success in utilizing its capital more efficiently accounted for operating working capital as a percent of sales improving to 33.2% as of August 31, 1994 compared to 38.9% in the prior year. The Company's 1994 return on beginning equity of 14.1% was the highest since 1981.

At the Company's current quarterly dividend rate of $.06 per share, annual dividend payments would approximate $2.4 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $20 million are available for dividends, subject to future earnings levels.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Annual Report and are identified in Item 14(a)(1) of this report, and are incorporated by reference in this Item 8 (See Exhibit 13). Other financial schedules are filed pursuant to Item 14(a)(2) and exhibits are filed pursuant to
Item 14(a)(3) of this report.

Selected quarterly financial data for the years 1994 and 1993 appear in Note 13 to the financial statements on Page F-16 of the Annual Report (See Exhibit 13). Such data is incorporated herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

On January 11, 1994, the Company's Board of Directors, acting upon the recommendation of the Company's Audit Committee of the Board of Directors, selected the firm of Coopers & Lybrand L.L.P. to replace Deloitte & Touche LLP as its certified public accountants. Deloitte & Touche LLP was dismissed as the Company's certified public accountants as of that date.

Deloitte & Touche LLP's reports on the Company's financial statements for the two fiscal years prior to its dismissal did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified as to uncertainty, audit scope or accounting principles. There were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's two fiscal years, or any subsequent interim period, preceding the dismissal of Deloitte & Touche LLP. None of the kinds of events listed in
Item 304(a)(1)(v) of Regulation S-K occurred within the Company's two fiscal years, or any subsequent interim period, preceding the dismissal of Deloitte & Touche LLP.

                                    PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT

DIRECTORS

The information required by this item is incorporated by reference to a definitive proxy statement involving the election of directors which is filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided as to the Executive Officers of the
Company:

        NAME                  AGE                       CAPACITIES IN WHICH SERVED
        ----                  ---                       --------------------------
David R. Zimmer*              48      President and Chief Executive Officer since March 1992 (previously President and Chief
                                      Executive Officer of New Venture Gear, Inc. since January 1990; previously Vice President and
                                      General Manager of Electronics Products for Acustar, Inc., a subsidiary of Chrysler since 1988)

Lawrence J. Murphy*           52      Executive Vice President since October 1990 (previously Vice President - Finance, three years)

Raymond H. Steben, Jr.*       55      Vice President and Chief Financial Officer since July 1993 (previously Director of
                                      Multifinancial Services since 1992; previously President of RHS Industries since 1989;
                                      previously Vice President - Finance, and Chief Financial Officer of Bundy Corporation
                                      since 1981)

Thomas G. Hooper*             50      Treasurer and Controller since October 1990 (previously Controller since 1981)

James P. Dixon*               50      Vice President - Planning since January 1994 (previously Vice President - Marketing, since
                                      October 1990; previously Manager - Marketing Services, since April 1990; previously President of Smart House, two years; President of Multiwire division of Kollmorgen Corporation, two years)

Matthew P. Marko*(A)          36      Vice President - International Sales (previously Director of International Sales, three years;
                                      Industrial Engineering Department, four years)

*Elected by the Board of Directors on January 11, 1994.

(A)   Son of Harold M. Marko, one of the Company's directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to a definitive proxy statement involving the election of directors which is filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to a definitive proxy statement involving the election of directors which is filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to a definitive proxy statement involving the election of directors which is filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                    PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

 (A)   1.   FINANCIAL STATEMENTS.  The following financial statements are incorporated herein by reference.
                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

           Report of Management                                         F-1 *
           Fiscal Year 1994 Report of Independent Accountants           F-2 *
           Fiscal Year 1993 and 1992 Independent Auditors' Report       F-3 *
           Consolidated Balance Sheets as of
               August 31, 1994 and 1993                                 F-4 *
           Consolidated Statements of Earnings for
               the Years Ended August 31, 1994,
               1993 and 1992                                            F-5 *
           Consolidated Statements of Stockholders'
               Equity for the Years Ended August 31,
               1994, 1993 and 1992                                      F-6 *
           Consolidated Statements of Cash Flows
               for the Years Ended August 31, 1994,
               1993 and 1992                                            F-7 *
           Notes to Consolidated Financial Statements
               for the Years Ended August 31, 1994,
               1993 and 1992                                    F-8 thru F-16 *

* See Exhibit 13 to Form 10-K

 (A)   2.   FINANCIAL STATEMENT SCHEDULES

                                                                                                       PAGES           PAGE IN
                                                                                                      IN 10-K        ANNUAL REPORT
                                                                                                      -------        -------------
              (A)    Fiscal Year 1994 Report of Independent Accountants on schedules                  EX-23
                     Fiscal years 1993 and 1992 Independent Auditors' Report on Schedules                               F-3 *
              (B)    Schedule Index:
                        Schedule VIII - Valuation and Qualifying
                             Accounts                                                                    15
                        Schedule IX - Short-Term Borrowings                                              16
                        Schedule X - Supplementary Income
                             Statement Information                                                       17

            Schedules other than those listed are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 (A)   3.   EXHIBITS

            The exhibits are listed on the accompanying Index to Exhibits.

 (B)   REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

               for the years ended August 31, 1994, 1993 and 1992



              COLUMN A                  COLUMN B             COLUMN C               COLUMN D        COLUMN E
              --------                  --------    ----------------------------    --------        --------

                                                             ADDITIONS
                                                    ----------------------------
                                                       (1)            (2)
                                                                    CHARGED
                                    BALANCE AT     CHARGED TO      TO OTHER
                                     BEGINNING      COSTS AND     ACCOUNTS -   DEDUCTIONS -    BALANCE AT
            DESCRIPTION             OF PERIOD       EXPENSES       DESCRIBE      DESCRIBE    END OF PERIOD
            -----------             ----------     ----------     ----------   ------------  -------------
                                                                   (NOTE B)      (NOTE A)
Allowance for doubtful accounts,
      deducted from accounts
      receivable in the balance
      sheet:
    1994                            $    970,000   $ 480,000                   $  490,000    $   960,000
                                    ============   =========                   ==========    ===========

    1993                            $  1,100,000   $ 360,000                   $  490,000    $   970,000
                                    ============   =========                   ==========    ===========

    1992                            $  1,400,000   $ 890,000      $ 690,000    $  500,000    $ 1,100,000
                                    ============   =========      =========    ==========    ===========





Note A:    Accounts written off.

Note B:    Discontinued operations.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

               for the years ended August 31, 1994, 1993 and 1992



         COLUMN A              COLUMN B         COLUMN C         COLUMN D       COLUMN E         COLUMN F
         --------              --------         --------         --------       --------         --------

                                                                  MAXIMUM        AVERAGE         WEIGHTED
        CATEGORY OF                                               AMOUNT         AMOUNT           AVERAGE
         AGGREGATE                              WEIGHTED        OUTSTANDING    OUTSTANDING     INTEREST RATE
        SHORT-TERM            BALANCE AT         AVERAGE          DURING         DURING           DURING
         BORROWING          END OF PERIOD     INTEREST RATE     THE PERIOD     THE PERIOD       THE PERIOD
        -----------         -------------     -------------    ------------   ------------     -------------
                                                                                (NOTE A)         (NOTE B)
August 31, 1994
- ---------------
    Note payable to bank           -             4.62%         $   3,000,000   $     133,000      4.62%
                            =============        ====          =============   =============      ====

August 31, 1993
- ---------------
    Note payable to bank    $     900,000        4.69%         $  16,100,000   $   4,929,000      4.79%
                            =============        ====          =============   =============      ====

August 31, 1992
- ---------------
    Note payable to bank    $  15,900,000        5.31%         $  23,900,000   $  19,443,000      6.18%
                            =============        ====          =============   =============      ====





Note A: Average amount outstanding during the period is computed by dividing the sum of the daily weighted average outstanding principal balances by 365.

Note B: Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

               for the years ended August 31, 1994, 1993 and 1992


                 COLUMN A                                                          COLUMN B
                 --------                                                          --------

                                                                               CHARGE TO COSTS
                                                                                 AND EXPENSES
                                                                              YEAR ENDED AUG 31,
                                                                      ----------------------------------
                   ITEM                                                1994          1993          1992
                   ----                                                ----          ----          ----
Maintenance and repairs                                                A             A              A
Amortization of intangible assets                                      A             A         $  3,275,801(B)
Taxes, other than payroll and income taxes                             A             A              A
Royalties                                                              A             A              A

Advertising costs                                                  $  2,554,000  $  2,344,000  $  2,489,000





Note A: Amounts are not presented as such amounts are less than one percent of net sales.

Note B: Includes a special charge of $2,721,000 to write-off that portion of the excess of cost over net assets of companies acquired considered to be not realizable as a result of management's reassessment of the strategic direction of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CORE INDUSTRIES INC
Date: November 16, 1994

                                 By: /s/ Thomas G. Hooper
                                     -------------------------------------------
                                      Thomas G. Hooper, Treasurer and Controller


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CHIEF EXECUTIVE OFFICER:



/s/ David R. Zimmer                                 November 16, 1994
- ------------------------------------------------    --------------------
David R. Zimmer, President and Director                    Date

CHIEF FINANCIAL OFFICER:



/s/ Raymond H. Steben, Jr.                          November 16, 1994
- ------------------------------------------------    --------------------
Raymond H. Steben, Jr., Vice President - Finance           Date

OTHER DIRECTORS:



/s/ Jay Alix                                        November 16, 1994
- ------------------------------------------------    --------------------
Jay Alix                                                   Date



/s/ Richard P. Kughn                                November 16, 1994
- ------------------------------------------------    --------------------
Richard P. Kughn                                           Date



/s/ Harold M. Marko                                 November 16, 1994
- ------------------------------------------------    --------------------
Harold M. Marko                                            Date



/s/ Lawrence J. Murphy                              November 16, 1994
- ------------------------------------------------    --------------------
Lawrence J. Murphy, Executive Vice President               Date



/s/ Alan E. Schwartz                                November 16, 1994
- ------------------------------------------------    --------------------
Alan E. Schwartz                                           Date

                               INDEX TO EXHIBITS



 EXHIBIT                                   DESCRIPTION
 -------                                   -----------
   3(a)      Restated Certificate of Incorporation of Company and amendments thereto**

   3(b)      By-Laws, as amended, of the Company**

  10(a)      1991 Director Discounted Stock Option Plan**

  10(b)      1988 Director Discounted Stock Option Plan (Incorporated by reference to Appendix B to Company's Proxy Statement dated
             November 23, 1988 filed pursuant to Regulation 14)

  10(d)      Preferred Share Purchase Rights (Incorporated by reference to Company's Form 8-K Report dated September 28, 1988)

  10(e)      Deferred Compensation for Non-Employee Directors**

  10(f)      Employment Agreement dated March 3, 1992 between the Company and David R. Zimmer**

 10(g)(1)    9.75 Percent Note Agreement dated August 1, 1987 between the Company and The Northwestern Mutual Life Insurance
             Company**

 10(g)(2)    Amendment dated as of March 15, 1989 to the Agreement dated August 1, 1987 between the Company and The Northwestern
             Mutual Life Insurance Company**

 10(g)(3)    Amendment dated as of March 15, 1989 to the Agreement dated August 1, 1987 between the Company and The Northwestern
             Mutual Life Insurance Company**

 10(h)(1)    10.02 Percent Note Agreements dated as of March 15, 1989 between the Company and The Northwestern Mutual Life Insurance
             Company/Allstate Life Insurance Company**

 10(h)(2)    Amendment dated as of March 15, 1992 to the Agreement dated as of March 15, 1989 between the Company and The
             Northwestern Mutual Life Insurance Company/Allstate Life Insurance Company**

  10(i)      1993 Performance Incentive Plan (Incorporated by reference to Appendix A to Company's Proxy Statement dated November
             23, 1993 filed pursuant to Regulation 14)

  10(j)      1993 Stock Bonus Plan (Incorporated by reference to Appendix A to Company's Proxy Statement dated November 23, 1993 filed pursuant to Regulation 14)

   *11       Calculations of Earnings Per Share

   *13       Financial Statements included in Annual Report to Stockholders

   *21       Subsidiaries of the Company

   *23       Consent of Coopers & Lybrand L.L.P. relating to Financial Statement Schedules

**Incorporated by reference to the 1992 10-K

*Filed herewith

NOTE: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Company for expenses incurred by the Company in furnishing such Exhibits.