Form 10-K/A
period 1994-08-31
CORE INDUSTRIES INC
filed 1995-01-05
CIK 91817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


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


Specific portions of the following documents are incorporated herein by reference in the Parts hereof indicated, and only such specific portions are to be deemed filed as part of this report:



                             DOCUMENT                                    PARTS
1994  Annual Report of Registrant                                      I, II, IV
1994  Notice of Annual Meeting and Proxy Statement of Registrant          III

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

   *11       Calculations of Earnings Per Share

   *13       Financial Statements included in Annual Report to Stockholders

   *21       Subsidiaries of the Company

   *23       Consent of Coopers & Lybrand L.L.P. relating to Financial Statement Schedules

 ***27       Financial Data Schedule



**Incorporated by reference to the 1992 10-K
*Previously filed
***Filed herewith


NOTE: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Company for expenses incurred by the Company in furnishing such Exhibits.