Form 10-Q
period 1994-11-30
CORE INDUSTRIES INC
filed 1995-01-06
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1994

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

Common Stock outstanding at December 31, 1994 - 9,808,992 shares.

                   CORE INDUSTRIES INC AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS
                                (UNAUDITED)
                                  First Quarter Ended November 30
                                        1994            1993
Net sales                            $54,104,000     $54,008,000

Cost of sales, exclusive
   of depreciation
   and amortization                  $36,576,000     $38,288,000
Depreciation and amortization          1,292,000       1,266,000
Selling, general and
   administrative expenses            12,202,000      10,224,000
Interest expense                       1,072,000       1,142,000
Other income (Note D)                   (339,000)     (1,530,000)
                                     $50,803,000     $49,390,000

Earnings before taxes
   on income                          $3,301,000      $4,618,000

Taxes on income                        1,280,000       1,710,000

Net earnings                          $2,021,000      $2,908,000


Net earnings per share (Note D)          $.21            $.30

Dividends per share                      $.06            $.06

Average shares of
   stock outstanding                   9,809,000       9,798,000

See notes to financial statements

                   CORE INDUSTRIES INC AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                   Nov. 30, 1994
                                    (Unaudited)    Aug. 31, 1994
CURRENT ASSETS:
   Cash and cash equivalents         $12,913,000     $14,643,000
   Accounts receivable, less
      collection allowances of
      $1,100,000 in November
      and $960,000 in August          46,434,000      47,444,000
   Inventories                        50,707,000      48,863,000
   Prepaid expenses                      498,000         808,000
   Deferred taxes on income            1,987,000       2,027,000

         TOTAL CURRENT ASSETS       $112,539,000    $113,785,000

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements         $1,278,000      $1,278,000
   Buildings                          18,483,000      18,161,000
   Machinery and equipment            45,241,000      44,322,000
         Total                       $65,002,000     $63,761,000
   Less accumulated depreciation      37,339,000      36,377,000
         TOTAL PROPERTY, PLANT
            AND EQUIPMENT            $27,663,000     $27,384,000

OTHER ASSETS:

   Excess of cost over net
      assets of companies acquired    $6,988,000      $7,033,000
   Investment in real estate
      partnership                      1,329,000       1,343,000
   Note receivable                     1,500,000       1,500,000
   Prepaid pensions and other          5,389,000       5,342,000

         TOTAL OTHER ASSETS          $15,206,000     $15,218,000

                                    $155,408,000    $156,387,000

See notes to financial statements

                    LIABILITIES & STOCKHOLDERS' EQUITY

                                   Nov. 30, 1994
                                    (Unaudited)    Aug. 31, 1994
CURRENT LIABILITIES:
   Accounts payable                  $11,198,000     $11,485,000
   Accrued payroll and other
      expenses                        10,641,000      12,817,000
   Dividends payable                     589,000         587,000
   Taxes on income                     1,591,000       1,585,000
   Long-term debt due within
      one year                         4,610,000       4,610,000

      TOTAL CURRENT LIABILITIES      $28,629,000     $31,084,000

LONG-TERM DEBT,
   less amount due within
      one year                        41,532,000      41,608,000

DEFERRED TAXES ON INCOME               1,820,000       1,770,000

ACCRUED EMPLOYEE BENEFITS              2,927,000       2,908,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 20,000,000 shares
      Issued - 11,219,152 shares     $11,219,000     $11,219,000
   Additional paid-in capital            810,000         810,000
   Retained earnings                  74,458,000      73,025,000
   Cumulative translation
      adjustments                        711,000         661,000
   Treasury stock (1,410,160
      shares) - at cost               (6,698,000)     (6,698,000)

      TOTAL STOCKHOLDERS' EQUITY     $80,500,000     $79,017,000

                                    $155,408,000    $156,387,000

See notes to financial statements

                   CORE INDUSTRIES INC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                  First Quarter Ended November 30
                                        1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                       $2,021,000      $2,908,000
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
         Depreciation                 $1,190,000      $1,196,000
         Amortization                    102,000          70,000
         Net gain on sale of division       --          (915,000)
         (Increase) decrease in assets:
            Accounts receivable        1,010,000       4,472,000
            Inventories               (1,844,000)        708,000
            Prepaid expenses             310,000         515,000
            Taxes on income                6,000         667,000
            Deferred taxes on income      90,000         420,000
         Increase (decrease) in
            liabilities:
            Accounts payable            (287,000)     (3,025,000)
            Accrued payroll and
               other expenses         (2,176,000)     (1,077,000)
                  TOTAL ADJUSTMENTS  ($1,599,000)     $3,031,000
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES        $422,000      $5,939,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures              ($1,524,000)      ($948,000)
   Proceeds from sale of division           --         5,898,000
   Other                                  37,000          99,000
         NET CASH FROM (USED IN)
            INVESTING ACTIVITIES     ($1,487,000)     $5,049,000
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash dividends paid                 ($589,000)      ($587,000)
   Reductions in long-term debt          (76,000)           --
   Net payments on short-term
      bank loans                            --          (900,000)
         NET CASH USED IN FINANCING
            ACTIVITIES                 ($665,000)    ($1,487,000)
         NET INCREASE (DECREASE)
            IN CASH AND CASH
            EQUIVALENTS               (1,730,000)      9,501,000
         CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD       14,643,000         651,000
         CASH AND CASH EQUIVALENTS,
            END OF PERIOD            $12,913,000     $10,152,000
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                      $1,571,000      $1,588,000
   Income taxes paid                  $1,162,000         $47,000

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


NOTE B

     Reference is made to the Company's Annual Report on Form
10-K for the year ended August 31, 1994, for a description of accounting policies and other detailed footnote information.

NOTE C - Inventories
                                       November 30     August 31,
                                          1994           1994
     Raw materials and supplies        $27,692,000    $25,976,000
     Work in process                     9,619,000      8,940,000
     Finished goods                     13,396,000     13,947,000

                                       $50,707,000    $48,863,000

NOTE D - Sale of Division

     In last year's first quarter, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share, after tax). This gain is included in other income on the Statement of Earnings in the quarter ended November 30, 1993.

NOTE E - Product Segment Information

     The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                                Earnings (Loss)
                                                    Before
                                 Net Sales       Income Taxes
First quarter ended Nov. 30, 1994:
   Electronics                 $ 24,535,000       $ 1,136,000
   Farm equipment                10,356,000         1,510,000
   Fluid controls and
      construction products      19,213,000         2,709,000
   Corporate unallocated             -               (982,000)
   Interest expense                  -             (1,072,000)
      Total                    $ 54,104,000       $ 3,301,000

First quarter ended Nov. 30, 1993:
   Electronics                 $ 25,469,000       $ 1,674,000
   Farm equipment                 8,811,000         2,635,000 (A)
   Fluid controls and
      construction products      19,728,000         2,361,000
   Corporate unallocated             -               (910,000)
   Interest expense                  -             (1,142,000)
      Total                     $54,008,000        $4,618,000
<F1>
Note A:  Includes pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al division.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net earnings for the first quarter of fiscal 1995 were $2,021,000, or $.21 per share on sales of $54,104,000. Last year's net earnings, excluding $915,000 ($.09 per share) net gain on sale of the Du-Al division, were $1,993,000 or $.21 per share on sales of $54,008,000.

     In the first quarter of fiscal 1995, the Company's Electronics Group provided 45% of total sales; the Farm Equipment Group, 19% of total sales; and the Fluid Controls and Construction Products Group, 36% of sales. The performance of the Electronics Group was adversely affected by the Group's Cherokee subsidiary which had sales and earnings lower than prior year's first quarter because a large customer significantly reduced its inventory and cut back on orders. Excluding Cherokee, the Group's sales were up 26% with a 32% earnings improvement. The Farm Equipment Group had an 18% increase in sales and a 30% increase in earnings (excluding prior year's gain on sale of Du-Al) benefitting from a strong farm economy. The sales and earnings of the Fluid Controls and Construction Products Group increased 13% and 8%, respectively, compared with the prior year's first quarter (excluding the sold Pioneer division) primarily due to the improved performance of its valve and strainer products.

     Overall gross profit margins on net sales for the first quarter of fiscal 1995 improved to 32.4% from 29.1% from last year's first quarter. This improvement was offset by an increase in selling, general and administrative expenses from 18.9% of sales to 22.6% in this year's first quarter. Several of the units had a mix of sales requiring higher sales commissions and expenses but were able to increase gross profit margins through higher selling prices or lower product costs.

     Interest expense declined 6% in this year's first quarter compared with last year due to reduced borrowings. Other income for last year's quarter ended November 30, 1993 includes a $1,475,000 gain related to the sale of the Company's Du-Al division.


LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1994, the Company had $12.9 million in cash and cash equivalents and uncommitted bank credit facilities of $15 million. Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities.

     At November 30, 1994, the Company had working capital of $83.9 million with a current ratio of 3.9 to 1, and the Company's capital employed (total debt and equity) amounted to $127 million. Capital consisted of 36% debt and 64% equity, an improvement from 40% debt of total capital employed a year ago.

     At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.4 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $21 million are available for dividends, subject to future earnings levels.

     Beginning this fiscal year the Company began using a new and integrated financial measurement system called "Economic Value Added" (EVA). EVA measures profit after a charge for the capital employed. Extensive market research has shown this measure to have a high correlation with long-term stock market valuation. Thus, a framework is provided for resource allocation decisions that focus more directly on creation of shareholder value.

                        PART II - OTHER INFORMATION


     Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  27 - Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the three months ended November 30, 1994.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORE INDUSTRIES INC
                                      (Registrant)




                                   /s/ RAYMOND H. STEBEN, JR.
Date:     January 6, 1995          ----------------------------
                                   Raymond H. Steben, Jr.
                                   Vice President-Finance
                                      and Chief Financial
                                      Officer


                                   /s/ THOMAS G. HOOPER
Date:     January 6, 1995          ----------------------------
                                   Thomas G. Hooper
                                   Treasurer and Controller

                             INDEX TO EXHIBITS

EXHIBIT            DESCRIPTION

*27           Financial Data Schedule


*Filed herewith