Form 10-Q
period 1995-02-28
CORE INDUSTRIES INC
filed 1995-04-03
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1995

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

Common Stock outstanding at March 31, 1995 - 9,808,992 shares.

               CORE INDUSTRIES INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)
                                    Second Quarter Ended Feb. 28
                                        1995            1994
Net sales                            $55,652,000     $49,594,000

Cost of sales, exclusive
   of depreciation
   and amortization                  $37,240,000     $34,565,000
Depreciation and amortization          1,325,000       1,278,000
Selling, general and
   administrative expenses            12,522,000       9,631,000
Interest expense                       1,055,000       1,124,000
Other income (Note E)                   (241,000)       (357,000)
                                     $51,901,000     $46,241,000

Earnings before taxes
   on income                          $3,751,000      $3,353,000

Taxes on income                        1,390,000       1,210,000

Net earnings                          $2,361,000      $2,143,000


Net earnings per share (Note E)          $.24            $.22

Dividends per share                      $.06            $.06

Average shares of
   stock outstanding                   9,809,000       9,799,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)
                                     Six Months Ended Feb. 28
                                        1995            1994
Net sales                           $109,756,000    $103,602,000

Cost of sales, exclusive
   of depreciation
   and amortization                  $73,816,000     $72,853,000
Depreciation and amortization          2,617,000       2,544,000
Selling, general and
   administrative expenses            24,724,000      19,855,000
Interest expense                       2,127,000       2,266,000
Other income (Note E)                   (580,000)     (1,887,000)
                                    $102,704,000     $95,631,000

Earnings before taxes
   on income                          $7,052,000      $7,971,000

Taxes on income                        2,670,000       2,920,000

Net earnings                          $4,382,000      $5,051,000


Net earnings per share (Note E)          $.45            $.52

Dividends per share                      $.12            $.12

Average shares of
   stock outstanding                   9,809,000       9,799,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                                   Feb. 28, 1995
                                    (Unaudited)    Aug. 31, 1994
CURRENT ASSETS:
   Cash and cash equivalents          $1,595,000     $14,643,000
   Accounts receivable, less
      collection allowances of
      $1,070,000 in February
      and $960,000 in August          54,629,000      47,444,000
   Inventories                        55,828,000      48,863,000
   Prepaid expenses                      686,000         808,000
   Deferred taxes on income            1,837,000       2,027,000

         TOTAL CURRENT ASSETS       $114,575,000    $113,785,000

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements         $1,295,000      $1,278,000
   Buildings                          18,653,000      18,161,000
   Machinery and equipment            46,910,000      44,322,000
         Total                       $66,858,000     $63,761,000
   Less accumulated depreciation      38,519,000      36,377,000
         TOTAL PROPERTY, PLANT
            AND EQUIPMENT            $28,339,000     $27,384,000

OTHER ASSETS:

   Excess of cost over net
      assets of companies acquired    $9,743,000      $7,033,000
   Investment in real estate
      partnership                      1,340,000       1,343,000
   Note receivable                     1,500,000       1,500,000
   Prepaid pensions and other          5,484,000       5,342,000

         TOTAL OTHER ASSETS          $18,067,000     $15,218,000

                                    $160,981,000    $156,387,000

See notes to financial statements

                LIABILITIES & STOCKHOLDERS' EQUITY

                                   Feb. 28, 1995
                                    (Unaudited)    Aug. 31, 1994
CURRENT LIABILITIES:
   Accounts payable                  $12,757,000     $11,485,000
   Accrued payroll and other
      expenses                        12,333,000      12,817,000
   Dividends payable                     589,000         587,000
   Taxes on income                       723,000       1,585,000
   Notes payable                       1,307,000           --
   Long-term debt due within
      one year                         4,610,000       4,610,000

      TOTAL CURRENT LIABILITIES      $32,319,000     $31,084,000

LONG-TERM DEBT,
   less amount due within
      one year                        41,532,000      41,608,000

DEFERRED TAXES ON INCOME               1,930,000       1,770,000

ACCRUED EMPLOYEE BENEFITS              2,858,000       2,908,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 20,000,000 shares
      Issued - 11,219,152 shares     $11,219,000     $11,219,000
   Additional paid-in capital            810,000         810,000
   Retained earnings                  76,230,000      73,025,000
   Cumulative translation
      adjustments                        781,000         661,000
   Treasury stock (1,410,160
      shares) - at cost               (6,698,000)     (6,698,000)

      TOTAL STOCKHOLDERS' EQUITY     $82,342,000     $79,017,000

                                    $160,981,000    $156,387,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                    Six Months Ended February 28
                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                       $4,382,000      $5,051,000
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
         Depreciation                 $2,386,000      $2,404,000
         Amortization                    231,000         140,000
         Gain on sale of division           --          (915,000)
         (Increase) decrease in assets:
            Accounts receivable       (5,617,000)        (14,000)
            Inventories               (5,953,000)       (275,000)
            Prepaid expenses             151,000         272,000
            Taxes on income             (862,000)       (330,000)
            Deferred taxes on income     350,000         470,000
         Increase (decrease) in
            liabilities:
            Accounts payable             368,000      (1,876,000)
            Accrued payroll and
               other expenses           (521,000)     (1,102,000)
                  TOTAL ADJUSTMENTS  ($9,467,000)    ($1,226,000)
         NET CASH PROVIDED BY
           (USED FOR)
            OPERATING ACTIVITIES     ($5,085,000)     $3,825,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures              ($3,249,000)    ($2,068,000)
   Proceeds from sale of division           --         5,898,000
   Acquisition of businesses          (3,505,000)           --
   Other                                  44,000          35,000
         NET CASH FROM (USED IN)
            INVESTING ACTIVITIES     ($6,710,000)     $3,865,000
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Cash dividends paid               ($1,177,000)    ($1,175,000)
   Reductions in long-term debt          (76,000)           --
   Net payments on short-term
      bank loans                            --          (900,000)
         NET CASH USED IN FINANCING
            ACTIVITIES               ($1,253,000)    ($2,075,000)
         NET INCREASE (DECREASE)
            IN CASH AND CASH
            EQUIVALENTS              (13,048,000)      5,615,000
         CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD       14,643,000         651,000
         CASH AND CASH EQUIVALENTS,
            END OF PERIOD             $1,595,000      $6,266,000
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                      $2,115,000      $2,243,000
   Income taxes paid                  $3,379,000      $2,111,000

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

NOTE C - Inventories
                                       February 28     August 31,
                                          1995           1994
     Raw materials and supplies        $29,938,000    $25,976,000
     Work in process                    10,267,000      8,940,000
     Finished goods                     15,623,000     13,947,000

                                       $55,828,000    $48,863,000

NOTE D - Acquisitions

     Effective January 1, 1995, the Company purchased two Companies. Core's Amprobe Instrument Division purchased Promax Industries, Inc., a manufacturer of refrigerant recycling and recovery products for the heating, ventilating, and air conditioning (HVAC) industry. Core's Fluid Control Group purchased Oil and Gas Specialties, Inc. (OGASCO), which designs and fabricates skid-mounted pipeline metering systems and fabricated strainers.

     These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired businesses have been included in the Company's financial statements from January 1, 1995. The pro forma results of operations, as if the operations of the acquired businesses had been included from September 1, 1994, would not differ materially from the amounts reported in the consolidated statement of earnings. The total cost of the above acquisitions was approximately $4,800,000, including short-term notes payable of $1,307,000.

NOTE E - Sale of Division

     In last year's first quarter, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share, after tax). This gain is included in other income on the Statement of Earnings for the six months ended February 28, 1994.

NOTE F - Product Segment Information

     The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                            1995
                                               Earnings (Loss)
                                                    Before
                                 Net Sales       Income Taxes
Second quarter ended Feb. 28:
   Electronics                 $ 25,613,000       $ 1,620,000
   Farm equipment                10,920,000         1,454,000
   Fluid controls and
      construction products      19,119,000         2,579,000
   Corporate unallocated             -               (847,000)
   Interest expense                  -             (1,055,000)
      Total                    $ 55,652,000       $ 3,751,000

Six months ended Feb. 28:
   Electronics                 $ 50,148,000       $ 2,756,000
   Farm equipment                21,276,000         2,964,000
   Fluid controls and
      construction products      38,332,000         5,288,000
   Corporate unallocated             -             (1,829,000)
   Interest expense                  -             (2,127,000)
      Total                    $109,756,000       $ 7,052,000

                                            1994
                                               Earnings (Loss)
                                                    Before
                                 Net Sales       Income Taxes
Second quarter ended Feb. 28:
   Electronics                 $ 23,841,000       $ 2,001,000
   Farm equipment                 8,359,000         1,310,000
   Fluid controls and
      construction products      17,394,000         1,925,000
   Corporate unallocated             -               (759,000)
   Interest expense                  -             (1,124,000)
      Total                    $ 49,594,000       $ 3,353,000

Six months ended Feb. 28:
   Electronics                 $ 49,310,000       $ 3,675,000
   Farm equipment                17,170,000         3,945,000 (A)
   Fluid controls and
      construction products      37,122,000         4,286,000
   Corporate unallocated             -             (1,669,000)
   Interest expense                  -             (2,266,000)
      Total                    $103,602,000       $ 7,971,000 (A)

<F1>
Note A: Includes first quarter pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al division.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the first six months of fiscal 1995, the Company's net sales increased 6% to $109,756,000. Net earnings for the first six months of fiscal 1995 were $4,382,000, or $.45 per share. Included in last year's first half results was a $.09 per share gain from the sale of a division; excluding this gain, net earnings were up 5%.

     For the second quarter of fiscal 1995, net sales increased 12% to $55,652,000 compared to $49,594,000 for the corresponding quarter in the prior year. This year's second quarter net earnings were $2,361,000, or $.24 per share, up 10% from last year's net earnings of $2,143,000, or $.22 per share.

     For the first six months of fiscal 1995, the Company's Electronics Group provided 46% of total sales; the Farm Equipment Group, 19% of total sales; and the Fluid Controls and Construction Products Group, 35% of sales. The performance of the Electronics Group in both the first and second quarters this year was adversely affected by the Group's Cherokee subsidiary which had sales and earnings lower than the prior year because a large customer significantly cut back on orders due to inventory reductions. Excluding the Cherokee division, sales and pretax earnings grew 25% and 17%, respectively, in the Electronics Group compared to last year's first half. The Farm Equipment Group had a 24% increase in sales and a 20% increase in earnings in the first six months this year (excluding prior year's gain on sale of Du-Al) continuing to benefit from the strong farm economy.
The sales and earnings of the Fluid Controls and Construction Products Group increased 19% and 11%, respectively, compared with last year's first six months (excluding the sold Pioneer division) primarily due to the improved performance of its fluid control products.

     Overall gross margins on net sales for the first six months of fiscal 1995 improved to 32.7% from 29.7% last year as a result of product mix changes. The increase in selling, general and administrative expenses from 19.2% of sales to 22.5% in this year's first six months relates primarily to increased investments in research and development and higher promotional and selling costs related to new products and entering new markets.

     Interest expense declined 6% in this year's first six months compared with last year due to reduced borrowings. Other income for the six months ended February 28, 1994 includes a $1,475,000 gain related to the sale of the Company's Du-Al division.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1995, the Company had working capital of $82.3 million and a current ratio of 3.5 to 1, and the Company's capital employed (total debt and equity) amounted to $128 million. Capital consisted of 36% debt and 64% equity, an improvement from 39% of total capital employed a year ago.

     Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.4 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $22 million are available for dividends, subject to future earnings levels.

     Beginning this fiscal year the Company began using a new and integrated financial measurement system called "Economic Value Added" (EVA). EVA measures profit after a charge for the capital employed. Extensive market research has shown this measure to have a high correlation with long-term stock market valuation. Thus, a framework is provided for resource allocation and compensation decisions that focus more directly on creation of shareholder value.

                   PART II - OTHER INFORMATION


     Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    27 - Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the three months ended February 28, 1995.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORE INDUSTRIES INC
                                      (Registrant)




                                   /s/ RAYMOND H. STEBEN, JR.
Date:     April 3, 1995            --------------------------
                                   Raymond H. Steben, Jr.
                                   Vice President-Finance
                                      and Chief Financial
                                      Officer


                                   /s/ THOMAS G. HOOPER
Date:     April 3, 1995            --------------------------
                                   Thomas G. Hooper
                                   Treasurer and Controller

                       INDEX TO EXHIBITS

EXHIBIT             DESCRIPTION

*27              Financial Data Schedule


*Filed herewith