Form 10-Q
period 1995-05-31
CORE INDUSTRIES INC
filed 1995-07-05
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1995

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

                 Commission File Number  1-5034

                        CORE INDUSTRIES INC
      (Exact name of registrant as specified in its charter)

                Nevada                            38-1052434
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

P. O. Box 2000, Bloomfield Hills, Michigan        48303-2000
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

Common Stock outstanding at June 30, 1995 - 9,808,992 shares.

               CORE INDUSTRIES INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)
                                     Third Quarter Ended May 31
                                        1995            1994
Net sales                            $63,499,000     $60,578,000

Cost of sales, exclusive
   of depreciation
   and amortization                  $43,095,000     $43,187,000
Depreciation and amortization          1,332,000       1,266,000
Selling, general and
   administrative expenses            13,181,000      11,348,000
Interest expense                       1,036,000       1,156,000
Other income                            (208,000)       (215,000)
                                     $58,436,000     $56,742,000

Earnings before taxes
   on income                          $5,063,000      $3,836,000

Taxes on income                        1,930,000       1,390,000

Net earnings                          $3,133,000      $2,446,000


Net earnings per share                   $.32            $.25

Dividends per share                      $.06            $.06

Average shares of
   stock outstanding                   9,809,000       9,801,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)
                                      Nine Months Ended May 31
                                        1995            1994
Net sales                           $173,255,000    $164,180,000

Cost of sales, exclusive
   of depreciation
   and amortization                 $116,911,000    $116,040,000
Depreciation and amortization          3,949,000       3,810,000
Selling, general and
   administrative expenses            37,905,000      31,203,000
Interest expense                       3,163,000       3,422,000
Other income (Note E)                   (788,000)     (2,102,000)
                                    $161,140,000    $152,373,000

Earnings before taxes
   on income                         $12,115,000     $11,807,000

Taxes on income                        4,600,000       4,310,000

Net earnings                          $7,515,000      $7,497,000


Net earnings per share (Note E)          $.77            $.77

Dividends per share                      $.18            $.18

Average shares of
   stock outstanding                   9,809,000       9,799,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                                   May 31, 1995
                                    (Unaudited)    Aug. 31, 1994
CURRENT ASSETS:
   Cash and cash equivalents          $2,312,000     $14,643,000
   Accounts receivable, less
      collection allowances of
      $1,125,000 in May
      and $960,000 in August          51,630,000      47,444,000
   Inventories                        56,592,000      48,863,000
   Prepaid expenses                      451,000         808,000
   Deferred taxes on income            1,907,000       2,027,000

         TOTAL CURRENT ASSETS       $112,892,000    $113,785,000

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements         $1,295,000      $1,278,000
   Buildings                          18,732,000      18,161,000
   Machinery and equipment            47,243,000      44,322,000
         Total                       $67,270,000     $63,761,000
   Less accumulated depreciation      38,924,000      36,377,000
         TOTAL PROPERTY, PLANT
            AND EQUIPMENT            $28,346,000     $27,384,000

OTHER ASSETS:

   Excess of cost over net
      assets of companies acquired    $9,669,000      $7,033,000
   Investment in real estate
      partnership                      1,341,000       1,343,000
   Note receivable                     1,500,000       1,500,000
   Prepaid pensions and other          5,505,000       5,342,000

         TOTAL OTHER ASSETS          $18,015,000     $15,218,000

                                    $159,253,000    $156,387,000

See notes to financial statements

                LIABILITIES & STOCKHOLDERS' EQUITY

                                   May 31, 1995
                                    (Unaudited)    Aug. 31, 1994
CURRENT LIABILITIES:
   Accounts payable                  $12,970,000     $11,485,000
   Accrued payroll and other
      expenses                        12,836,000      12,817,000
   Dividends payable                     589,000         587,000
   Taxes on income                     1,452,000       1,585,000
   Notes payable                       1,297,000           --
   Long-term debt due within
      one year                         4,610,000       4,610,000

      TOTAL CURRENT LIABILITIES      $33,754,000     $31,084,000

LONG-TERM DEBT,
   less amount due within
      one year                        35,580,000      41,608,000

DEFERRED TAXES ON INCOME               2,020,000       1,770,000

ACCRUED EMPLOYEE BENEFITS              2,789,000       2,908,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1:
      Authorized - 100,000 shares
      Issued - none
   Common stock, par value $1:
      Authorized - 20,000,000 shares
      Issued - 11,219,152 shares     $11,219,000     $11,219,000
   Additional paid-in capital            810,000         810,000
   Retained earnings                  78,775,000      73,025,000
   Cumulative translation
      adjustments                      1,004,000         661,000
   Treasury stock (1,410,160
      shares) - at cost               (6,698,000)     (6,698,000)

      TOTAL STOCKHOLDERS' EQUITY     $85,110,000     $79,017,000

                                    $159,253,000    $156,387,000

See notes to financial statements

               CORE INDUSTRIES INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                      Nine Months Ended May 31
                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                       $7,515,000      $7,497,000
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
         Depreciation                 $3,625,000      $3,593,000
         Amortization                    324,000         217,000
         Gain on sale of division           --          (915,000)
         (Increase) decrease in assets:
            Accounts receivable       (2,618,000)       (639,000)
            Inventories               (6,717,000)        957,000
            Prepaid expenses             387,000         (28,000)
            Taxes on income             (133,000)        899,000
            Deferred taxes on income     370,000         450,000
         Increase (decrease) in
            liabilities:
            Accounts payable             581,000         (86,000)
            Accrued payroll and
               other expenses            (19,000)       (182,000)
                  TOTAL ADJUSTMENTS  ($4,200,000)     $4,266,000
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES     ($3,315,000)    $11,763,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures              ($4,488,000)    ($3,145,000)
   Proceeds from sale of division           --         5,898,000
   Acquisition of businesses          (3,515,000)     (2,232,000)
   Other                                 151,000         (20,000)
         NET CASH FROM (USED FOR)
            INVESTING ACTIVITIES     ($7,852,000)       $501,000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid               ($1,766,000)    ($1,763,000)
   Reductions in long-term debt       (6,028,000)           --
   Net payments on short-term
      bank loans                            --          (900,000)
         NET CASH USED IN FINANCING
            ACTIVITIES               ($7,794,000)    ($2,663,000)
         NET INCREASE (DECREASE)
            IN CASH AND CASH
            EQUIVALENTS              (12,331,000)      9,601,000
         CASH AND CASH EQUIVALENTS,
            BEGINNING OF PERIOD       14,643,000         651,000
         CASH AND CASH EQUIVALENTS,
            END OF PERIOD             $2,312,000     $10,252,000
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                      $3,719,000      $3,820,000
   Income taxes paid                  $4,464,000      $2,236,000

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

NOTE C - Inventories
                                         May 31        August 31,
                                          1995           1994
     Raw materials and supplies        $30,112,000    $25,976,000
     Work in process                    10,313,000      8,940,000
     Finished goods                     16,167,000     13,947,000

                                       $56,592,000    $48,863,000

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

     These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired businesses have been included in the Company's financial statements from January 1, 1995. The pro forma results of operations, as if the operations of the acquired businesses had been included from September 1, 1994, would not differ materially from the amounts reported in the consolidated statement of earnings. The total cost of the above acquisitions was approximately $4,800,000, including short-term notes payable of $1,372,000.

NOTE E - Sale of Division

     In last year's first quarter, the Company sold one of its farm equipment divisions, Du-Al Manufacturing Company, for a pretax gain of $1,475,000 (total of $.09 per share, after tax). This gain is included in other income on the Statement of Earnings for the nine months ended May 31, 1995.

NOTE F - Product Segment Information

     The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                            1995
                                               Earnings (Loss)
                                                    Before
                                 Net Sales       Income Taxes
Third quarter ended May 31:
   Electronics                 $ 29,015,000       $ 2,457,000
   Farm equipment                12,593,000         1,906,000
   Fluid controls and
      construction products      21,891,000         2,725,000
   Corporate unallocated             -               (988,000)
   Interest expense                  -             (1,037,000)
      Total                    $ 63,499,000       $ 5,063,000

Nine months ended May 31:
   Electronics                 $ 79,163,000       $ 5,213,000
   Farm equipment                33,869,000         4,870,000
   Fluid controls and
      construction products      60,223,000         8,013,000
   Corporate unallocated             -             (2,818,000)
   Interest expense                  -             (3,163,000)
      Total                    $173,255,000       $12,115,000

                                            1994
                                               Earnings (Loss)
                                                    Before
                                 Net Sales       Income Taxes
Third quarter ended May 31:
   Electronics                 $ 26,094,000       $ 1,690,000
   Farm equipment                11,956,000         2,032,000
   Fluid controls and
      construction products      22,528,000         2,116,000
   Corporate unallocated             -               (846,000)
   Interest expense                  -             (1,156,000)
      Total                    $ 60,578,000       $ 3,836,000

Nine months ended May 31:
   Electronics                 $ 75,404,000       $ 5,365,000
   Farm equipment                29,126,000         5,977,000 (A)
   Fluid controls and
      construction products      59,650,000         6,402,000
   Corporate unallocated             -             (2,515,000)
   Interest expense                  -             (3,422,000)
      Total                    $164,180,000       $11,807,000 (A)

<F1>
Note A: Includes first quarter pretax gain of $1,475,000 (total of $.09 per share) related to the sale of Core's Du-Al division.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the first nine months of fiscal 1995, the Company's net sales increased 6%, rising to $173,255,000 from $164,180,000.
Net earnings for the nine month period of fiscal 1995 were $7,515,000, or $.77 per share. Included in last year's nine month results was a $.09 per share gain from the sale of a division; excluding this gain, net earnings were up 14%.

     For the third quarter of fiscal 1995, net sales increased 5% to $63,499,000 compared to $60,578,000 in last year's third quarter. This year's third quarter net earnings were $3,133,000, or $.32 per share, up 28% from last year's net earnings of $2,446,000, or $.25 per share.

     For the first nine months of fiscal 1995, the Company's Electronics Group provided 46% of total sales; the Farm Equipment Group, 19% of total sales; and the Fluid Controls and Construction Products Group, 35% of sales. The Electronics Group had a strong third quarter with earnings up 45% over last year due to improved performance in test, measurement and control products. The Electronics Group's nine month performance remained slightly behind last year due to the effect of the Cherokee division's weak first half performance; Cherokee's third quarter profit results rebounded and were slightly better than a year ago. The Farm Equipment Group had a 16% increase in sales and an 8% increase in earnings in the first nine months this year (excluding prior year's gain on sale of a division). However, third quarter earnings in the Farm Equipment Group were 6% short of the prior year due to the effects of excessive rain and related late planting in many areas. Earnings of the Fluid Controls and Construction Products Group increased 25% in the first nine months and 29% in the third quarter compared to last year on nominal sales changes. This was primarily due to improved performance of its fluid control products and the sale of an unprofitable steel door manufacturing unit last year.

     Overall gross margins on net sales for the first nine months of fiscal 1995 improved to 32.5% from 29.3% last year as a result of product mix changes. The increase in selling, general and administrative expenses from 19% of sales to 21.9% in this year's first nine months relates primarily to increased investments in research and development and higher promotional and selling costs related to new products and entering new markets.

     Interest expense declined 7.6% in this year's first nine months compared with last year due to reduced borrowings. Other income for the nine months ended May 31, 1994 includes a $1,475,000 gain related to the sale of the Company's Du-Al division.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1995, the Company had working capital of $79.1 million and a current ratio of 3.3 to 1, and the Company's capital employed (total debt and equity) amounted to $125 million. Capital consisted of 32% debt and 68% equity, an improvement from 39% of total capital employed a year ago. During May 1995 the Company reduced its 10% long-term debt by $6 million under maximum allowable prepayment options.

     Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.4 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $24 million are available for dividends, subject to future earnings levels.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    27 - Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the three months ended May 31, 1995.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORE INDUSTRIES INC
                                      (Registrant)




                                   /s/ RAYMOND H. STEBEN, JR.
Date:     July 5, 1995             --------------------------
                                   Raymond H. Steben, Jr.
                                   Vice President-Finance
                                      and Chief Financial
                                      Officer


                                   /s/ THOMAS G. HOOPER
Date:     July 5, 1995             ---------------------------
                                   Thomas G. Hooper
                                   Treasurer and Controller

                     INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION

*27                  Financial Data Schedule


*Filed herewith