Form 10-K
period 1995-08-31
CORE INDUSTRIES INC
filed 1995-11-21
CIK 91817

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______.

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 31, 1995, 9,827,012 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing sale price of $12.38 for these shares on the New York Stock Exchange) was approximately $122 million.

Certain sections of the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 9, 1996 are incorporated by reference to Part III.

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

     In 1958, the Company began to diversify its interests through the acquisition of a number of businesses. It presently groups its businesses into three industry segments: Fluid Controls and Construction Products; Test, Measurement and Control; and Farm Equipment. From sales of $5,000,000 in 1958, 90 percent of which were derived from the production of automobile parts, the Company has grown to its present size and diversified structure with less than five percent automotive business.

     The Company changed its name in January 1969 to SOS Consolidated Inc. to help alleviate confusion between the parent company and its automotive division. In April 1969, the Company's shares were listed for trading on the New York Stock Exchange. In January 1978, the Company adopted the name Core Industries Inc, as being more representative of its operations.

     Various acquisitions, primarily in the electronics industry, contributed to the Company's sales growth in the 1980s. However, in 1992, after several years of declining earnings, the Company divested three unprofitable electronics subsidiaries and instituted a plan to become a more focused business. Since then, the Company has made four acquisitions related to existing businesses and has sold two unrelated operations. In October 1995, the Company announced plans to dispose of Cherokee International, Inc., its wholly-owned power supply manufacturer, and classified the subsidiary as a discontinued operation. The Company plans to accelerate growth in its focus businesses through new products and sales channel initiatives as well as making selected, strategic acquisitions in its focus areas.

     Under the Company's method of operation and control, each division operates as a separate and autonomous entity with its own manufacturing, engineering, accounting, sales staff and distribution network. Personnel at Corporate office direct overall policies and perform services for all divisions in the areas of financial and treasury control, manufacturing consultation, information systems and marketing. Corporate office maintains control over the divisions through direct contact, reviews of budgets and reports, internal auditing and involvement in formal planning. In addition, Corporate develops and implements strategic options to increase shareholder value and responds to division results and opportunities.

(b)  Industry Segments

     The Company is engaged principally in the manufacture of specialty products for commercial and industrial use. Required industry segment financial information is set forth in the notes to consolidated financial statements incorporated herein by reference. The Company operates in three segments:
     Fluid Controls and Construction Products; Test, Measurement and Control; and Farm Equipment.

                    FLUID CONTROLS AND CONSTRUCTION PRODUCTS

Fluid Controls and Construction Products and services cover a broad range from valve and pipeline strainers for various fluid control applications to molded plastic parts, metal stampings and hinges, and mechanical contracting. This group serves the Heating, Ventilation and Air Conditioning ("HVAC") market as well as the chemical and petrochemical processing industry, the paper and food processing industry, the commercial construction market, and general industry.

The Core Fluid Controls Group (CFCG) consists of Mueller Steam Specialty, Hendrix, OGASCO, Associated Piping Equipment, Mueller West, and Mueller Asia. In addition to possessing a worldwide reputation for specialty valves, CFCG believes that it is the largest manufacturer of pipeline strainers and check valves in the world. Pipeline strainers catch objects larger than 40 microns and prevent them from damaging machinery. Strainers and valves are used in various kinds of industrial processes and plants, essentially wherever piping systems exist. Mueller Steam Specialty is the largest division of the Core Fluid Controls Group and manufactures four primary product lines: strainers and specialty valves, check valves, butterfly valves, and plug valves. CFCG believes that it carries a product line that is more extensive than its competitors and CFCG's ability to design, build, and ship products in a short time-frame is well-known in the industry.

Business is derived largely from quoting new jobs as well as from stocking distributors and retrofit orders. Valves designed by CFCG are outsourced from approximately 65 foundries throughout the world. Once castings are received at CFCG's North Carolina plant, CFCG machines, assembles, tests, and packages the valves to meet a wide variety of specifications. Orders are typically processed within a week of their receipt.

CFCG expects to grow by developing or acquiring new products to sell through its existing channels and by developing or acquiring new channels and market areas for its products. New products range from sophisticated butterfly and check valves to valve actuators.

Management believes there are a number of attractive acquisition targets in the highly fragmented specialty valve and strainer market in addition to the recently acquired Hendrix (FY 1994) and OGASCO (FY 1995). As a complementary acquisition, Hendrix brought fabricating expertise and new market areas to CFCG. The Company plans to use CFCG's purchasing and distribution strength to improve Hendrix's operations. The Company also plans to use OGASCO's products which have a strong international presence to develop a stronger overall international presence for CFCG in the oil and gas processing industry. In turn, it is hoped that Hendrix will provide a conduit to potential new customers through its valve fabrication capabilities and its strong position in the southwest United States. There can be no assurance that the Company's plans with respect to Hendrix and OGASCO can be realized.

CFCG is also expanding its distribution network through internal efforts. Soss of Singapore, a Core subsidiary that formerly performed zinc die casting, has become Mueller Asia and now functions as the sales and stocking distribution center for the Pacific Rim territory. Mueller Asia is also scheduled to begin some manufacturing activities by the end of the 1996 fiscal year. CFCG has also launched Associated Piping Equipment, a division that distributes lower priced valves and strainers that compete with discount importers. To expand distribution, CFCG is evaluating strategic sales initiatives in South America and Mexico and is reviewing the benefits of adding direct sales employees in its major markets.

Other companies in the fluid control and construction segment are Poly-Craft, Universal Industrial Products (UIP), and the Robert Carter Corporation. Poly-Craft and UIP each represent less than five percent of Core's total sales and all three account for less than five percent of Core's total earnings.

There is substantial competition in the markets served by this product segment, and in certain instances, the Company competes with companies whose financial resources are greater.

This product segment's backlog aggregated $21,400,000 at August 31, 1995, as compared to $10,250,000 at August 31, 1994. It is anticipated that substantially all of the backlog will be filled during the year ending August 31, 1996. In general, this product segment business is not seasonal in nature.

The primary raw materials used by this product segment are steel coil and sheet, castings made of various metals, resins and plastics. The Company generally obtains these materials from several sources, including foreign suppliers, and materials are readily available.

The Company holds certain patents relative to this product segment which, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

                         TEST, MEASUREMENT AND CONTROL

The Test, Measurement and Control group is Core's second largest segment. The Company believes it is the leading producer of selected electrical test, measurement, and control products. Sales are primarily made through dealers and manufacturer's representatives in the United States and abroad. This group serves the electrical, construction, and maintenance market; the HVAC industry; factory automation companies; general industry; and computer and telecommunications manufacturers. Core's recent acquisition of Promax, a manufacturer of refrigerant recycling and recovery products, was intended to strengthen the Company's presence in the HVAC market.

Amprobe has been recognized as a leader in quality test equipment for professionals in the electrical, HVAC, construction, and maintenance markets. Amprobe primarily manufacturers hand-held devices, which are used by professionals for testing and measuring electrical properties in various field applications. Amprobe believes that its products have a reputation for being reliable and competitively priced. Primary products include clamp-on units, multi-meters (volt/amp/ohmmeters), circuit tracers, harmonic analyzers, ultrasonic leak detectors, and refrigerant recovery products (through the acquisition of Promax). All sales are made through distributors. Amprobe's advertising is targeted directly to consumers to create demand at the distributor level. Amprobe performs primarily light assembly and calibration in its ISO 9000 certified plant in Lynbrook, New York, and conducts research and development activities in Denver, Colorado.

Amprobe's new product development efforts include updating traditional products, enhancing the features of existing products, and introducing new products such as circuit tracers, harmonic analyzers, ultrasonic leak detectors, and refrigerant recovery products. Known in the industry for its clamp-on products, Amprobe is growing and believes that it is gaining market share in this mature product niche. Amprobe believes that it faces comparatively little competition in the wire-tracer market, and through its Promax acquisition intends to develop a stronger presence in the refrigerant recycling and recovery product market. In January 1995, Amprobe acquired Promax, a manufacturer of oil-less refrigerant recovery products. The Company believes that oil-less recovery offers a number of performance advantages over competitive systems. This product line is sold through its HVAC distribution channels.

GSE operates in three areas: measurement and control products (including torque sensors), "tech-motive" tools, and scales and weighing systems. GSE's measurement and control products are used in a wide variety of applications and industries. GSE provides process controllers and monitors for process operations and sensors and systems testing equipment for measuring forces such as torque. "tech-motive" tools are a line of direct current electric nutrunners and electronic controllers for accurate fastening in manufacturing or repair applications. Scales and weighing systems consist of programmable scales and controllers used for accurate measurement, parts counting, or weight-based processes.

GSE manufactures numerous torque measuring devices and has the exclusive license to a non-contact torque sensing technology. Non-contact torque measurement has two important applications--electronic power steering in vehicles and predictive maintenance in industrial applications such as oil drilling. In electronic power steering, a non-contact torque sensor measures the torque generated by turning a steering wheel and translates it into directions to move the vehicle's wheels. Electronic power steering systems are lighter, more efficient, more accurate, and less expensive than hydraulic power steering systems. Management believes that significant additional revenues from this application may be developed over the next several years, but there can be no assurance that technological obstacles can be overcome or that sufficient market acceptance can be achieved to permit this application to make a significant contribution to this segment's revenues or earnings.

"tech-motive" products represent GSE's second major growth area. Their nutrunner products provide accurate, reliable fastening and offer significant performance advantages over other fastener systems products such as pneumatic tools. Although the overall market is fairly mature, DC electric systems are growing and taking market share from other systems. Additionally, GSE is benefitting from the worldwide macro trend toward superior manufacturing quality and the increased emphasis on the importance of quality in safety-related applications.

GSE's programmable scales and weighing systems is its third growth area. GSE seeks to continue to grow in this area by expanding its research and development effort to remain a technology leader, and introduce new products that provide greater value than competing systems.

GSE's primary strategy is to become the technology leader in applying controlled strain gage technology to high performance tooling, torque sensing, and programmable weighing systems. Through new product development, GSE seeks to grow in its existing markets and penetrate related markets. GSE also seeks to expand its presence in Europe, largely by increasing the distribution of its scale systems.

Great Lakes/Eglinton (GLE) is the other unit in the test, measurement and control group. It accounts for less than five percent of Core's total sales and earnings. GLE's products include high precision carbide tooling.

There is substantial competition in the markets served by this market segment, and in certain instances, the Company competes with companies whose financial resources are greater.

The backlog of this segment aggregated $5,000,000 at August 31, 1995, as compared to $6,000,000 at August 31, 1994. It is anticipated that substantially all of the backlog will be shipped during the year ending August 31, 1996. In general, the business of this product segment is not highly seasonal in nature.

This  segment's   products  are  made  principally  from  purchased   electronic
components and materials which are readily available from numerous sources.

The Company holds important patents related to its "tech-motive" tool product line. Other patents relative to this product segment, although of value, do not play a significant part in the Company's operations, although the exclusive right to distribute the non-contact torque sensing technology in the Americas and Europe has strong potential. The Company also has licenses and has registered certain product trademarks, which are considered to be of value.

                                 FARM EQUIPMENT

The Farm Equipment segment has, in recent years, represented a profitable and strong growth area for Core. Core believes it is the leading producer of tillage equipment in the high plains region and a leading manufacturer of grain augers. Although farm equipment is a traditionally seasonal business, certain sales strategies significantly reduce seasonal fluctuations. Sales are made through dealers and distributors primarily in the High Plains and Midwest United States, as well as in Canada.

Sunflower is among the world's leading producers of high-quality disc harrows, and its grain drills and other tillage equipment are also known for their quality, reliability and value. This equipment is used to prepare land for seeding and for seeding operations. Tillage equipment usually represents 10 to 15 percent of a dealer's sales. The primary market for Sunflower equipment is the high plains states of Texas, Colorado, Nebraska, Kansas, and the Dakotas. Secondary market areas include the Midwest, and Sunflower is working to expand into the delta region of the South. Sunflower also has limited international sales to countries such as Canada and Australia.

Sunflower equipment is sold through a direct sales force and an independent dealership network of more than 400 dealers. Within this 400 dealership network, Sunflower believes it has approximately an 18 percent share of all tillage equipment sold. Sunflower enhances its dealer relationships by training and educating its dealers and by providing outstanding customer service.

Sunflower has benefitted from the 1990 Farm Bill, which required farmers on erosion-prone soil to maintain a certain percentage of residue. Sunflower manufactures several conservation tillage tools which protect topsoil from erosion. Sunflower is continually implementing product design changes to comply with conservation tillage regulations.

Feterl Mfg. Co. (Feterl) and Richardton Manufacturing form the remainder of Core's Farm Equipment segment. Neither business accounts for more than five percent of Core's total sales, although Feterl accounts for slightly more than five percent of total earnings.

There is substantial competition in the markets served by this product segment, and in certain instances, the Company competes with companies whose financial resources are greater.

This product segment's backlog aggregated $3,800,000 at August 31, 1995, as compared to $4,450,000 at August 31, 1994. It is anticipated that substantially all of the backlog will be shipped during the first quarter of fiscal 1996. While the sales of certain individual products are seasonal in nature, the operations of this product segment are not highly seasonal on an overall basis. The farm economy has been, historically, very cyclical and can be significantly affected by the general economy and the weather. As is customary in the farm equipment industry, the Company makes many sales with seasonal dating payment terms to its farm equipment customers.

The primary raw material used by the businesses within this product segment is standard sheet steel which is readily available from numerous sources.

The Company holds various patents relating to the products of this segment which, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

(c)  Employment

     At August 31, 1995, there were approximately 2,260 people employed by the Company in its operations, of whom 1,910 were employed in the United States. The discontinued Cherokee operation employed 829 of the 2,260 people at August 31, 1995.

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

Item 2.  Properties

Listed below are the major properties of the Company:

                      Square  Owned  Expiration
                       Foot     or     Date of                 Product
     Location          Area   Leased    Lease                 Group(s)
--------------------  ------  ------    -----   -----------------------------
Bridgeport, MI        23,000  Owned             Test, measurement and control
Farmington Hills, MI  36,000  Owned             Test, measurement and control
Lynbrook, NY          49,000  Owned             Test, measurement and control
Southfield, MI         8,000  Leased    1999    Test, measurement and control
Denver, CO            18,000  Leased    1996    Test, measurement and control
Beloit, KS (Note A)   88,000  Leased    1996    Farm Equipment
Cawker City, KS       51,000  Owned             Farm Equipment
Richardton, ND        37,000  Owned             Farm Equipment
Salem, SD            108,500  Owned             Farm Equipment
Houston, TX           32,000  Owned             Fluid Controls and Const. Prod.
                      18,000  Leased    1996
Lumberton, NC        144,000  Owned             Fluid Controls and Const. Prod.
St. Pauls, NC        216,000  Owned             Fluid Controls and Const. Prod.
Phoenix, AZ           14,000  Leased    1996    Fluid Controls and Const. Prod.
Pioneer, OH           66,400  Owned             Fluid Controls and Const. Prod.
Wauseon, OH           47,000  Owned             Fluid Controls and Const. Prod.
Singapore             26,700  Owned             Fluid Controls and Const. Prod.
                       9,300  Leased    2006
Bloomfield Hills, MI  12,000  Leased    2001    Corporate Offices

All of the above properties are substantially utilized, are suitable for the Company's needs and have sufficient productive capacity. The above listing excludes property of discontinued operations which are in the process of being sold.

Note A: This leased production facility was financed by the proceeds of industrial development revenue bonds. The Company may purchase the facility under favorable terms upon satisfaction of the lease. As required by generally accepted accounting principles, the lease has been treated as a purchase by the Company.

Item 3.  Legal Proceedings

Although the Company is involved in certain litigation incidental and related to its business, there are presently no pending material legal proceedings involving the Company not covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1995 to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

At August 31, 1995, there were approximately 2,158 shareholders of record of the common stock of Core Industries Inc.

The Company's common stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the common stock of the Company, and the dividends paid per share for the periods indicated:

                                     Market Price
          Year Ended              ------------------
        August 31, 1994             High       Low      Dividends
        ---------------           -------    -------    ---------
        First quarter             $15-1/2    $11-3/4      $ .06
        Second quarter             18-3/8     13-3/8        .06
        Third quarter              14-7/8     10-1/2        .06
        Fourth quarter             11-1/2     10            .06
                                                          -----
                                                          $ .24
                                                          =====


                                     Market Price
          Year Ended              ------------------
        August 31, 1995             High       Low      Dividends
        ---------------           -------    -------    ---------
        First quarter             $11-1/8    $ 8-5/8      $ .06
        Second quarter             12-1/2      9-1/2        .06
        Third quarter              12-5/8     10            .06
        Fourth quarter             12-5/8      9-3/4        .06
                                                          -----
                                                          $ .24
                                                          =====

Note A: Under the Company's debt agreements with insurance companies, retained earnings of approximately $21 million were available for dividends at August 31, 1995 subject to future earnings levels.

Item 6.  Selected Financial Data

A summary of selected financial data follows:

                                 Year Ended August 31,
                ------------------------------------------------------------------------
                    1991           1992           1993           1994           1995
                ------------   ------------   ------------   ------------   ------------
Net sales       $164,702,000   $146,571,000   $156,615,000   $166,260,000   $187,897,000

Earnings from
  continuing
  operations
  (Note B)         7,123,000       (596,000)     7,900,000      9,209,000     10,693,000
Net earnings
  (loss)           1,625,000    (26,368,000)     8,565,000     10,006,000      3,828,000

Net earnings per
  common share:

  Continuing
    operations        $ 0.73         $(0.06)         $0.81          $0.94          $1.09
  Net earnings
    (loss)              0.17          (2.70)          0.88           1.02           0.39
  Cash dividends
    declared per
    share               0.48           0.30           0.24           0.24           0.24

As of August 31:
  Total assets  $189,046,000   $156,583,000   $151,277,000   $156,387,000   $146,247,000
  Long-term debt  52,298,000     50,146,000     47,134,000     41,608,000     32,609,000


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

Note B: Effective February 29, 1992, the Company adopted a formal plan to divest three major electronics-related subsidiaries. The three operations, Anilam Electronics, FlexStar and Hilton Industries, produced machine tool controls, disk-drive test equipment and tantalum capacitors, respectively, were accounted for as discontinued operations. Appropriate provisions were recorded for (a) the estimated losses of the discontinued operations through their expected disposal dates, (b) reduction of assets to their net realizable values and (c) the anticipated liabilities relating to the disposals. The total provision amounted to $20,859,000, net of income tax benefit of $7,315,000. Selected information related to these discontinued operations follows:

                                             1991               1992(a)
                                     ------------       ------------
     Sales                           $ 42,796,000       $ 16,291,000
     Net earnings (loss)               (6,350,000)        (4,015,000)
     Net earnings (loss) per share          (0.65)             (0.41)

On October 6, 1995, the Company adopted a formal plan to divest its wholly-owned electronics-related subsidiary, Cherokee International, Inc. and its subsidiaries ("Cherokee") effective August 31, 1995. Cherokee represented a separate line of business producing electronic power supplies to distinct customers and has been accounted for as a discontinued operation. Appropriate provisions were recorded in the fourth quarter of fiscal 1995 for (a) the estimated losses for the discontinued operation through its expected disposal date, (b) reduction of assets to their net realizable values, and (c) the anticipated liabilities related to the disposal. The total provision amounted to $6,500,000, net of income tax benefit of $3,500,000.

Selected information related to Cherokee's operations prior to discontinuance follows:

                                         1993           1994           1995
                                 ------------   ------------   ------------
     Sales                       $ 50,431,000   $ 53,193,000   $ 44,669,000
     Pretax income (loss)           1,315,000      1,845,000       (285,000)
     Income taxes                     650,000      1,048,000         80,000
     Net income (loss)                665,000        797,000       (365,000)
     Earnings (loss) per share           0.07           0.08          (0.04)

The net assets of the discontinued Cherokee operation held for sale have been included in the Balance Sheet at August 31, 1995 under the caption "Net Assets Held for Sale." Interest expense was allocated based on debt incurred to finance Cherokee since its acquisition. The Company expects to dispose of all the net assets within one year.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

During 1995 the Company continued its strong improvement trend which began in 1992 after Core took dramatic action to restructure operations and refocus management. Management's commitment to improving shareholder value was demonstrated in 1995 by sales and earnings improvements, acquisitions, new product introductions and actions to discontinue a business.

Effective August 31, 1995, the Company's Board of Directors adopted a formal plan to divest its wholly-owned electronics-related subsidiary, Cherokee International, Inc. and its subsidiaries ("Cherokee"). Cherokee represented a fundamentally separate line of business that produced electronic power supplies for distinct customers. It has been accounted for as a discontinued operation. Appropriate provisions were recorded in the fourth quarter of fiscal 1995 for
(a) the estimated losses for the discontinued operation through its expected disposal date, (b) reduction of assets to their net realizable values, and (c) the anticipated liabilities related to the disposal. The total provision amounted to $6,500,000, net of income tax benefit of $3,500,000. The Company is reviewing sales alternatives for Cherokee and expects to dispose of the operation during fiscal 1996.

Fiscal 1995 Compared with Fiscal 1994

Consolidated sales from continuing operations were up 13% to $187,897,000 over 1994 sales of $166,260,000. Earnings from continuing operations were $10,693,000, or 16% better than 1994. Included in 1994 earnings was a net gain of $915,000 ($.09 per share) related to the sale of a division. Excluding this item, earnings from continuing operations increased 29% in 1995 compared to 1994.

Approximately 67% of the sales increase and 60% of the earnings before tax increase was attributable to the Test, Measurement and Control Group. Fluid
Controls and Construction sales increased 3% with profits growing almost 25%. Excluding 1994's gain on the sale of the division, Farm Equipment earnings increased 11% on a 15% sales increase.

Overall gross profit margins improved strongly from 33.1% to 35.6% as a result of favorable product mix changes and new product introductions. The increase in selling, general and administrative expenses from 21.2% of sales to 22.9% relates primarily to key units where there were increased investments in research and development, and promotional and selling costs related to new products and entering new markets.

Other income in 1994 includes the $1.475 million pretax gain related to the sale of the Company's Du-Al division. Interest expense declined 12.2% in 1995 from 1994 as borrowings were reduced by $9 million.

Fiscal 1994 Compared with Fiscal 1993

Consolidated sales from continuing operations were up 6% to $166,260,000 over 1993 sales of $156,615,000. Excluding the unusual gain on the sale of the Du-Al division in 1994, earnings increased 7%.

Approximately 72% of the sales increase and 47% of the earnings before tax increase was attributable to the Test, Measurement and Control Group. Excluding Du-Al sales and earnings, the Farm Segment sales grew 15% and profits increased 17%. Excluding the results of the sold Pioneer division, Fluid Controls and Construction sales increased 15% with earnings approximately the same in each year.

The overall gross profit percent and selling, general and administrative costs as a percent of sales remained constant relative to 1993.

Other income in 1994 includes the $1.475 million pretax gain related to the sale of the Company's Du-Al division, while other income in 1993 also includes unusual items - a litigation settlement of approximately $500,000 and $300,000 in gains on property disposals. Interest expense declined 16.5% in 1994 from 1993 primarily due to decreased borrowings.

PRODUCT GROUP DETAIL

Fluid Controls and Construction Products Group

              (In Thousands)                     1993       1994       1995
                                              -------    -------    -------
          Sales                               $72,907    $78,745    $80,732
          Earnings before taxes                 9,400      8,624     10,766

     Ongoing businesses (a)
          Sales                               $61,182    $70,390    $80,732
          Earnings before taxes                 9,599      9,571     10,766

     (a) Excluding unit sold in 1994

Sales and earnings before taxes in 1995 increased 15% and 12%, respectively, over the prior year after excluding the Pioneer division which was sold in 1994. This increase was due to the improved performance of Core's Fluid Controls Group which benefitted from recent acquisitions and expanded distribution efforts.

Test, Measurement and Control Group

              (In Thousands)                     1993       1994       1995
                                              -------    -------    -------
          Sales                               $42,237    $49,229    $63,819
          Earnings before taxes                 4,957      5,328      6,928

Sales and earnings before taxes had strong improvements over the last two years with sales and earnings in 1995 both increasing 30% over 1994. All three units within the Group showed strong improvement benefitting from new product introductions and expanded market penetrations.

Farm Equipment Group

              (In Thousands)                     1993       1994       1995
                                              -------    -------    -------
          Sales                               $41,471    $38,286    $43,346
          Earnings before taxes                 5,942      7,257      6,075

     Ongoing Businesses(a)
          Sales                               $32,678    $37,724    $43,346
          Earnings before taxes                 4,658      5,449      6,075

     (a) Excluding unit sold in 1994

On an ongoing business basis this segment has shown 15% increases in sales the past two years with improvements in earnings compared to prior periods of 11% in 1995 and 17% in 1994. The strong performance in 1995 came in spite of unfavorable weather conditions during the latter half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

One of the Company's financial strengths is its ability to generate cash from its operating activities. In 1995, the Company again experienced positive operating cash flow as operating activities provided $8.5 million. Cash flow generation has been enhanced by the Company's ongoing efforts to improve operating efficiencies, make cost reductions, and effectively utilize working capital.

During 1995 the Company exercised its maximum allowable prepayment options and reduced 10% long-term debt by $9 million. Accordingly, debt as a percentage of capital employed was reduced to 31.5% from 36.9% at the end of the previous year.

The Company continued to invest in the future during 1995 by making two strategic acquisitions at a total cost of $4.8 million and making capital expenditures of $5 million in continuing operations. The majority of capital expenditures were focused at those units where the Company has the greatest growth potential. The Company plans to invest $7 to 8 million in capital expenditures in 1996, excluding business acquisitions.

The Company has an active program to complement internal growth with acquisition of product lines and companies that meet the Company's selective criteria. It is expected that this effort will require the significant expenditure of funds over the next few years.

At August 31, 1995, the Company had working capital of $80.3 million with a current ratio of 3.9 to 1. Management believes its current cash position, cash flows from operations, expected cash proceeds from divesting its Cherokee unit, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, new product development and acquisition activities.

At the Company's current quarterly dividend rate of $.06 per share, future annual dividend payments would approximate $2.4 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $20.6 million are available for dividends, subject to future earnings levels.

Item 8.  Financial Statements and Supplementary Data

The financial statements of the Company and the report of independent accountants thereon of Coopers & Lybrand L.L.P., independent auditors for the Company, which appears in the Annual Report, are identified in Item 14(a)(1) of this report, and are incorporated by reference in this Item 8 (see Exhibit 13). Other financial statement schedules are filed pursuant to Item 14(a)(2) and exhibits are filed pursuant to Item 14(a)(3) of this report.

Selected quarterly financial data for the years 1995 and 1994 appear in Note 12 to the financial statements on F-15 of the Annual Report (see Exhibit 13). Such data is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Executive Officers of the Registrant

The  following  information  is  provided  as to the  Executive  Officers of the
Company:

                                                                                  Percentage of
                                                                                      Company's
                                                                                    Outstanding
                                                                         Common          Common
                                                                         Shares          Shares
                                                                   Beneficially    Beneficially
                              Capacities                            Owned as of     Owned as of
    Name          Age       in Which Served                            11/13/95        11/13/95
------------      ---  -------------------------                   ------------    ------------
David R.          49   President and Chief Executive Officer since      105,358            1.0%
   Zimmer*             March 1992 (previously President and Chief
                       Executive Officer of New Venture Gear, Inc.
                       since January 1990; previously Vice President
                       and General Manager of Electronics Products
                       for Acustar, Inc., a subsidiary of Chrysler
                       since 1988)

Lawrence J.       53   Executive Vice President since October 1990       34,816              **
   Murphy*             (previously Vice President-Finance, three
                       years)

Raymond H.        56   Vice President and Chief Financial Officer        30,052              **
   Steben, Jr.*        since July 1993 (previously Director of
                       MultiFinancial Services since 1992;
                       previously President of RHS Industries
                       since 1989; previously Vice President-
                       Finance, and Chief Financial Officer of
                       Bundy Corporation since 1981)

Thomas G.         51   Treasurer and Controller since October 1990       13,435              **
   Hooper*             (previously Controller since 1981)

James P.
   Dixon*         51   Vice President-Planning since January 1994        12,975              **
                       (previously Vice President-Marketing, since
                       October 1990; previously Manager-Marketing
                       Services, since April 1990; previously
                       President of Smart House, two years)

*Elected by the Board of Directors on January 10, 1995

**Less than 1%

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements, all of which are incorporated herein by reference.

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------
Report of Management                                                    F-1*
Report of Independent Accountants                                       F-2*
Consolidated Balance Sheets as of August 31, 1994 and 1995              F-3*
Consolidated Statements of Earnings for the Years Ended
    August 31, 1993, 1994 and 1995                                      F-4*
Consolidated Statements of Stockholders' Equity for the Years Ended
    August 31, 1993, 1994 and 1995                                      F-5*
Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1993, 1994 and 1995                                      F-6*
Notes to Consolidated Financial Statements for the Years Ended
    August 31, 1993, 1994 and 1995                                   F-7-F-15*

*See Exhibit 13 to Form 10-K

(a)  2.  Financial Statement Schedules

                                                                   Pages in 10-K
                                                                   -------------
(A) Consent of Independent Accountants                                   EX-23
(B) Schedule Index:
        Schedule II - Valuation and Qualifying Accounts                  15

         Schedules other than those listed are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)  3.  Exhibits

         The exhibits are listed on the accompanying Index to Exhibits.

(b)  4.  Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1993, 1994 AND 1995

  Column A       Column B           Column C           Column D      Column E
-------------   ----------   ----------------------   -----------   -----------
                                 (1)        (2)
                                          Charged
                Balance at    Charged to  to Other                  Balance
                Beginning     Costs and   Accounts-   Deductions-   at End
                of Period     Expenses    Describe    Describe      of Period
                ----------    ----------  ---------   -----------   ---------
                                          (Note B)      (Note A)
Allowance for
doubtful
accounts,
deducted from
accounts
receivable in
the balance
sheet:

1993            $1,100,000    $360,000                $490,000      $  970,000
                ==========    ========                ========      ==========
1994            $  970,000    $480,000                $490,000      $  960,000
                ==========    ========                ========      ==========
1995            $  960,000    $300,000    $120,000    $120,000      $1,020,000
                ==========    ========    ========    ========      ==========

Note A:   Accounts written off.
Note B:   Discontinued operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 1995              CORE INDUSTRIES INC
       -----------------              --------------------

                              By: /s/ THOMAS G. HOOPER
                                      --------------------
                                      Thomas G. Hooper, Treasurer and Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CHIEF EXECUTIVE OFFICER:

/s/ DAVID R. ZIMMER                                            November 15, 1995
---------------------------------------                        -----------------
David R. Zimmer, President and Director                              Date


CHIEF FINANCIAL OFFICER:

/s/ RAYMOND H. STEBEN, JR.                                     November 15, 1995
---------------------------------------                        -----------------
Raymond H. Steben, Jr., V.P.-Finance                                 Date


OTHER DIRECTORS:

/s/ JAY A. ALIX                                                November 15, 1995
---------------------------------------                        -----------------
Jay A. Alix                                                          Date

/s/ RICHARD P. KUGHN                                           November 15, 1995
---------------------------------------                        -----------------
Richard P. Kughn                                                     Date

/s/ HAROLD M. MARKO                                            November 15, 1995
---------------------------------------                        -----------------
Harold M. Marko                                                      Date

/s/ LAWRENCE J. MURPHY                                         November 15, 1995
---------------------------------------                        -----------------
Lawrence J. Murphy, Exec. Vice President                             Date

/s/ ALAN E. SCHWARTZ                                           November 15, 1995
---------------------------------------                        -----------------
Alan E. Schwartz                                                     Date

/s/ ROBERT G. STONE, JR.                                       November 15, 1995
---------------------------------------                        -----------------
Robert G. Stone, Jr.                                                 Date

                               INDEX TO EXHIBITS

Exhibit      Description
-------      ------------------------------------------------------------
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

*11          Calculations of Earnings Per Share

*13          Financial Statements included in Annual Report to Stockholders

*21          Subsidiaries of the Company (Page 17)

*23          Consent of Coopers & Lybrand L.L.P.

*27          Financial Data Schedule

**Incorporated by reference to exhibits to the 1992 Form 10-K

*Filed herewith

Note: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Company for expenses incurred by the Company in furnishing such Exhibits.