Form 10-Q
period 1995-12-01
CORE INDUSTRIES INC
filed 1996-01-05
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 1, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at December 31, 1995 - 10,684,464 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                                                                                         First Quarter Ended
                                                                                  Nov. 30, 1994       Dec. 1, 1995
Net sales                                                                           $43,187,000        $46,437,000

Cost of sales, exclusive of depreciation and amortization                           $27,724,000        $29,999,000
Depreciation and amortization                                                           992,000          1,210,000
Selling, general and administrative expenses                                         10,369,000         10,760,000
Interest expense                                                                        896,000            805,000
Other income                                                                           (294,000)          (127,000)
                                                                                    -----------        -----------
                                                                                    $39,687,000        $42,647,000

Earnings from continuing operations before taxes on income                           $3,500,000         $3,790,000

Taxes on income                                                                       1,250,000          1,380,000
                                                                                    -----------        -----------

Earnings from continuing operations                                                  $2,250,000         $2,410,000

Income (loss) from discontinued operations (net of income tax)                         (229,000)              --
                                                                                    -----------        -----------

Net earnings                                                                         $2,021,000         $2,410,000
                                                                                    ===========        ===========


Net earnings (loss) per share:
     Continuing operations                                                                 $.23               $.25
     Discontinued operations                                                               (.02)              --
                                                                                    -----------        -----------

     Net earnings                                                                          $.21               $.25
                                                                                    ===========        ===========

Dividends per share                                                                        $.06               $.06
                                                                                    ===========        ===========

Average shares of stock outstanding                                                   9,809,000          9,827,000
                                                                                    ===========        ===========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                                      Dec. 1, 1995
                                                                                   Aug. 31, 1995       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                       $1,135,000           $537,000
     Accounts receivable, less collection allowances of
         $1,020,000 at August 31 and $1,062,000 at December 1                        44,214,000         43,941,000
     Inventories                                                                     41,276,000         41,913,000
     Prepaid expenses                                                                   157,000            504,000
     Deferred taxes on income                                                         5,447,000          5,487,000
     Net assets held for disposition                                                 16,089,000         16,780,000
                                                                                   ------------       ------------

         TOTAL CURRENT ASSETS                                                      $108,318,000       $109,162,000
                                                                                   ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                                        $896,000           $896,000
     Buildings                                                                       17,746,000         17,778,000
     Machinery and equipment                                                         36,532,000         37,035,000
                                                                                   ------------       ------------
         Total                                                                      $55,174,000        $55,709,000
     Less accumulated depreciation                                                   32,332,000         33,371,000
                                                                                   ------------       ------------

         TOTAL PROPERTY, PLANT AND EQUIPMENT                                        $22,842,000        $22,338,000
                                                                                   ------------       ------------

OTHER ASSETS:
     Excess of cost over net assets of companies acquired                            $6,774,000         $6,701,000
     Investment in real estate partnership                                            1,323,000          1,319,000
     Note receivable                                                                  1,500,000          1,500,000
     Prepaid pensions and other                                                       5,490,000          5,764,000
                                                                                   ------------       ------------

         TOTAL OTHER ASSETS                                                         $15,087,000        $15,284,000
                                                                                   ------------       ------------

                                                                                   $146,247,000       $146,784,000

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                                                      Dec. 1, 1995
                                                                                  Aug. 31, 1995        (Unaudited)
CURRENT LIABILITIES:
     Notes payable                                                                     $787,000         $1,487,000
     Accounts payable                                                                 7,581,000          8,468,000
     Accrued payroll and other expenses                                              12,385,000          9,556,000
     Dividends payable                                                                  589,000            590,000
     Taxes on income                                                                  2,041,000          1,966,000
     Long-term debt due within one year                                               4,610,000          4,610,000
                                                                                   ------------       ------------

         TOTAL CURRENT LIABILITIES                                                  $27,993,000        $26,677,000
                                                                                   ------------       ------------

LONG-TERM DEBT, less amount due within one year                                      32,609,000         32,499,000

DEFERRED TAXES ON INCOME                                                              1,690,000          1,810,000

ACCRUED EMPLOYEE BENEFITS                                                             2,942,000          2,962,000

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000 shares
         Issued - none
     Common stock, par value $1:
         Authorized - 20,000,000 shares
         Issued - 11,237,341 shares                                                 $11,237,000        $11,237,000
     Additional paid-in capital                                                         999,000          1,001,000
     Retained earnings                                                               74,499,000         76,320,000
     Cumulative translation adjustments                                                 976,000            976,000
     Treasury stock (1,410,160 shares) - at cost                                     (6,698,000)        (6,698,000)
                                                                                   ------------       ------------

         TOTAL STOCKHOLDERS' EQUITY                                                 $81,013,000        $82,836,000
                                                                                   ------------       ------------

                                                                                   $146,247,000       $146,784,000

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        First Quarter Ended
                                                                                  Nov. 30, 1994       Dec. 1, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                    $2,021,000         $2,410,000
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation                                                             $919,000         $1,093,000
              Amortization                                                               73,000            117,000
              Discontinued operations                                                   229,000               --
              (Increase) decrease in assets:
                  Accounts receivable                                                   371,000            273,000
                  Inventories                                                        (1,622,000)          (637,000)
                  Prepaid expenses                                                      262,000           (347,000)
                  Taxes on income                                                        37,000            (75,000)
                  Deferred taxes on income                                               90,000             80,000
              Increase (decrease) in liabilities:
                  Accounts payable                                                      138,000            887,000
                  Accrued payroll and other expenses                                 (1,933,000)        (2,829,000)
                                                                                  -------------       ------------
                      TOTAL ADJUSTMENTS                                             ($1,436,000)       ($1,438,000)
                                                                                  -------------       ------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                                $585,000           $972,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           ($1,291,000)         ($583,000)
     Discontinued operations                                                           (429,000)          (690,000)
     Other                                                                               70,000           (297,000)
                                                                                  -------------       ------------
              NET CASH USED IN INVESTING ACTIVITIES                                 ($1,650,000)       ($1,570,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on short-term bank loans                                               --             $700,000
     Reductions in long-term debt                                                      ($76,000)          (110,000)
     Cash dividends paid                                                               (589,000)          (590,000)
                                                                                  -------------        -----------
              NET CASH USED IN FINANCING ACTIVITIES                                   ($665,000)                $0
                                                                                  -------------        -----------
              NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,730,000)          (598,000)
              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         14,643,000          1,135,000
                                                                                  -------------       ------------
              CASH AND CASH EQUIVALENTS, END OF PERIOD                              $12,913,000           $537,000
                                                                                  =============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                                   $1,394,000         $1,325,000
                                                                                  =============       ============
     Income taxes paid                                                               $1,162,000         $1,374,000
                                                                                  =============       ============

See notes to financial statements

                                      -5-

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the information presented therein, and such adjustments are of a normal recurring nature. Effective in Fiscal 1996, the Company changed its accounting periods to a fixed 13 weeks per quarter.

NOTE B

     Reference is made to the Company's Annual Report on Form 10-K for the year ended August 31, 1995, for a description of accounting policies and other detailed footnote information.

NOTE C - Inventories

                                                   August 31,       December 1,
                                                      1995              1995
                                                  -----------       -----------
     Raw materials and supplies                   $17,734,000       $17,149,000
     Work in process                                8,225,000         8,280,000
     Finished goods                                15,317,000        16,484,000
                                                  -----------       -----------
                                                  $41,276,000       $41,913,000

NOTE D - Subsequent Event

     On December 15, 1995, the Company acquired the common stock of CMB Industries, a privately held producer of specialty valves, with annual revenues of approximately $30 million. The transaction will be accounted for as a purchase. The capital investment included a combination of debt assumptions and notes payable issued totaling approximately $13.5 million and 857,283 shares of the Company's common stock, which stock was valued at $13.50 per share.

NOTE E - Product Segment Information

     The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                                                                            Earnings (Loss)
                                                                                                Before
                                                                             Net Sales        Income Taxes
First quarter ended December 1, 1995:
     Fluid Controls and Construction Products                                $20,826,000       $ 3,006,000
     Test, Measurement and Control                                            16,224,000         1,618,000
     Farm Equipment                                                            9,387,000           935,000
     Corporate unallocated                                                        -               (964,000)
     Interest expense                                                             -               (805,000)
                                                                            ------------       -----------
         Total                                                              $ 46,437,000       $ 3,790,000
                                                                            ============       ===========
First quarter ended November 30, 1994:
     Fluid Controls and Construction Products                                $19,213,000       $ 2,709,000
     Test, Measurement and Control                                            13,618,000         1,157,000
     Farm Equipment                                                           10,356,000         1,510,000
     Corporate unallocated                                                        -               (981,000)
     Interest expense                                                             -               (895,000)
                                                                            ------------       -----------
         Total                                                              $ 43,187,000       $ 3,500,000
                                                                            ============       ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net earnings for the first quarter of fiscal 1996 increased 19% to $2,410,000 or $.25 per share on sales of $46,437,000 compared with last year's first quarter net earnings of $2,021,000, net earnings per share of $.21 and sales of $43,187,000. Last year's first quarter included a loss from discontinued operations of $229,000 ($.02 per share).

     For the first quarter of fiscal 1996, the Company's Fluid Controls and Construction Products Group provided 45% of total sales; the Test, Measurement and Control Group, 35% of total sales; and the Farm Equipment Group, 20% of sales. The sales and earnings of the Fluid Controls and Construction Products Group increased 8% and 11%, respectively, compared with the prior year's first quarter primarily due to the improved performance of its valve and strainer products. The Test, Measurement and Control Group had a strong first quarter with sales and earnings up 19% and 40%, respectively, over last year, benefiting from internal growth programs and the contribution of Promax, acquired in January, 1995. The Farm Equipment Group, feeling the effects of a softening of the farm economy brought about by difficult weather conditions earlier this year, had sales and earnings behind last year by 9% and 38%, respectively.

     Overall gross margins on net sales for the first quarter of fiscal 1996 decreased to 35.4% from 35.8% last year as a result of product mix changes. Selling, general and administrative expenses decreased to 23.2% of sales in this year's first quarter from 24% last year, primarily due to lower sales expenses.

     Interest expense declined 10.2% in this year's first quarter compared with last year due to reduced borrowings.


LIQUIDITY AND CAPITAL RESOURCES

     At December 1, 1995, the Company had working capital of $82.5 million and a current ratio of 4.1 to 1, and the Company's capital employed (total debt and equity) amounted to $120 million. Capital consisted of 31% debt and 69% equity, an improvement from 36% debt of total capital employed a year ago.

     Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreement with insurance companies, retained earnings of approximately $22 million are available for dividends, subject to future earnings levels.

     The Company is in negotiations to dispose of its previously announced discontinued Cherokee operation. It is anticipated that this transaction will be closed before the end of the Company's fiscal year and will generate significant cash for the Company.

     Effective on December 2, 1995, the beginning of the Company's second quarter, the Company acquired CMB Industries in a merger transaction. The capital investment included a combination of debt assumptions and notes payable issued totaling approximately $13.5 million and 857,283 shares of the Company's common stock, which stock was valued at $13.50 per share. The necessary cash to facilitate the transaction was borrowed under the Company's $20 million unsecured bank line of credit.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                   27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the quarter ended December 1, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORE INDUSTRIES INC
                              --------------------------------------------------
                              (Registrant)


Date:  January 5, 1996        /s/ RAYMOND H. STEBEN, JR.
       ---------------        --------------------------------------------------
                              Raymond H. Steben, Jr.
                              Vice President-Finance and Chief Financial Officer


Date:  January 5, 1996        /s/ THOMAS G. HOOPER
       ---------------        --------------------------------------------------
                              Thomas G. Hooper
                              Treasurer and Controller

                               INDEX TO EXHIBITS

EXHIBIT                 DESCRIPTION

*27                     Financial Data Schedule

*Filed herewith