Form 10-Q
period 1996-03-01
CORE INDUSTRIES INC
filed 1996-04-12
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 1, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from        to        .


                          Commission file number 1-5034
                          -----------------------------

                               CORE INDUSTRIES INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                    38-1052434
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

P. O. Box 2000, Bloomfield Hills, Michigan             48304
- ------------------------------------------          ----------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (810) 642-3400
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at March 31, 1996 - 10,708,622 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                                       Second Quarter Ended               Six Months Ended
                                                 ------------------------------    ------------------------------
                                                 Feb. 28, 1995    March 1, 1996    Feb. 28, 1995    March 1, 1996
                                                 -------------    -------------    -------------    -------------
Net sales                                        $  44,819,000    $  58,322,000    $  88,006,000    $ 104,759,000

Cost of sales, exclusive of depreciation
     and amortization                            $  28,745,000    $  38,173,000    $  56,469,000    $  68,172,000
Depreciation and amortization                        1,051,000        1,529,000        2,043,000        2,739,000
Selling, general and administrative expenses        10,807,000       13,237,000       21,176,000       23,997,000
Interest expense                                       853,000        1,205,000        1,749,000        2,010,000
Other income                                          (274,000)        (334,000)        (568,000)        (461,000)
                                                 -------------    -------------    -------------    -------------
                                                 $  41,182,000    $  53,810,000    $  80,869,000    $  96,457,000
                                                 -------------    -------------    -------------    -------------

Earnings from continuing operations
     before taxes on income                      $   3,637,000    $   4,512,000    $   7,137,000    $   8,302,000

Taxes on income                                      1,321,000        1,650,000        2,571,000        3,030,000
                                                 -------------    -------------    -------------    -------------

Earnings from continuing operations              $   2,316,000    $   2,862,000    $   4,566,000    $   5,272,000

Income (loss) from discontinued
     operations (net of income tax)              $      46,000             --      ($    183,000)            --
                                                 -------------    -------------    -------------    -------------

Net earnings                                     $   2,362,000    $   2,862,000    $   4,383,000    $   5,272,000
                                                 =============    =============    =============    =============


Net earnings (loss) per share:
     Continuing operations                       $         .24    $         .27    $         .47    $         .52
     Discontinued operations                              --               --               (.02)            --
                                                 -------------    -------------     -------------    -------------

     Net earnings                                $         .24    $         .27    $         .45    $         .52
                                                 =============    =============    =============    =============

Dividends per share                              $         .06    $         .06    $         .12    $         .12
                                                 =============    =============    =============    =============

Average shares of stock outstanding                  9,809,000       10,576,000        9,809,000       10,199,000
                                                 =============    =============    =============    =============


See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                        Aug. 31, 1995  March 1, 1996
                                                                                        -------------  -------------
                                                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                           $  1,135,000   $    911,000
     Accounts receivable, less collection allowances of
         $1,020,000 at August 31 and $1,220,000 at March 1                                 44,214,000     56,007,000
     Inventories                                                                           41,276,000     53,544,000
     Prepaid expenses                                                                         157,000      1,973,000
     Deferred taxes on income                                                               5,447,000      4,187,000
     Net assets held for disposition                                                       16,089,000     17,322,000
                                                                                         ------------   ------------
         TOTAL CURRENT ASSETS                                                            $108,318,000   $133,944,000
                                                                                         ------------   ------------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                                          $    896,000   $    896,000
     Buildings                                                                             17,746,000     17,778,000
     Machinery and equipment                                                               36,532,000     39,558,000
                                                                                         ------------   ------------
         Total                                                                           $ 55,174,000   $ 58,232,000
     Less accumulated depreciation                                                         32,332,000     33,592,000
                                                                                         ------------   ------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                             $ 22,842,000   $ 24,640,000
                                                                                         ------------   ------------
OTHER ASSETS:
     Excess of cost over net assets of companies acquired                                $  6,774,000   $ 22,536,000
     Investment in real estate partnership                                                  1,323,000      1,266,000
     Note receivable                                                                        1,500,000      1,370,000
     Prepaid pensions and other                                                             5,490,000      5,826,000
                                                                                         ------------   ------------
         TOTAL OTHER ASSETS                                                              $ 15,087,000   $ 30,998,000
                                                                                         ------------   ------------
                                                                                         $146,247,000   $189,582,000

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                                        Aug. 31, 1995  March 1, 1996
                                                                                        -------------  -------------
                                                                                                         (Unaudited)
CURRENT LIABILITIES:
     Notes payable                                                                      $     787,000  $  21,100,000
     Accounts payable                                                                       7,581,000     13,834,000
     Accrued payroll and other expenses                                                    12,385,000     13,310,000
     Dividends payable                                                                        589,000        643,000
     Taxes on income                                                                        2,041,000      1,540,000
     Long-term debt due within one year                                                     4,610,000      4,610,000
                                                                                        -------------  -------------
         TOTAL CURRENT LIABILITIES                                                      $  27,993,000  $  55,037,000
                                                                                        -------------  -------------
LONG-TERM DEBT, less amount due within one year                                            32,609,000     32,543,000
DEFERRED TAXES ON INCOME                                                                    1,690,000      1,850,000
ACCRUED EMPLOYEE BENEFITS                                                                   2,942,000      3,413,000
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000 shares;  issued - none
     Common stock, par value $1:
         Authorized - 20,000,000  shares
         Issued - 11,237,341 shares at August 31
         and 11,261,499 shares at March 1                                               $  11,237,000  $  11,261,000
     Additional paid-in capital                                                               999,000      8,570,000
     Retained earnings                                                                     74,499,000     78,539,000
     Cumulative translation adjustments                                                       976,000        995,000
     Treasury stock (1,410,160 shares at August 31 and
         552,877 shares at March 1) - at cost                                              (6,698,000)    (2,626,000)
                                                                                        -------------  -------------
         TOTAL STOCKHOLDERS' EQUITY                                                     $  81,013,000  $  96,739,000
                                                                                        -------------  -------------
                                                                                        $ 146,247,000  $ 189,582,000

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                     Cumulative
                                         Common        Paid-In          Retained     Translation      Treasury
                                         Stock         Capital          Earnings     Adjustments       Stock
                                      ------------   ------------     ------------  ------------    ------------
Balance, August 31, 1995              $ 11,237,000   $    999,000     $ 74,499,000  $    976,000    ($ 6,698,000)

     Net earnings                                                        5,272,000
     Cash dividends declared,
         $.12 per share                                                 (1,232,000)
     Exercise of stock options              24,000         69,000
     Treasury shares issued
         re: acquisition (Note D)                       7,502,000                                      4,072,000
     Foreign currency adjustments                                                         19,000
                                      ------------   ------------     ------------  ------------    ------------
Balance, March 1, 1996                $ 11,261,000   $  8,570,000     $ 78,539,000  $    995,000    ($ 2,626,000)
                                      ============   ============     ============  ============    ============

See notes to financial statements

                                       -4-

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           Six Months Ended
                                                                                  --------------------------------
                                                                                  Feb. 28, 1995      March 1, 1996
                                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                  $  4,383,000       $  5,272,000
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation                                                         $  1,870,000       $  2,410,000
              Amortization                                                              173,000            329,000
              Discontinued operations                                                   183,000              --
              (Increase) decrease in assets:
                  Accounts receivable                                                (5,988,000)        (6,289,000)
                  Inventories                                                        (5,338,000)        (4,275,000)
                  Prepaid expenses                                                      142,000         (1,785,000)
                  Taxes on income                                                      (829,000)          (501,000)
                  Deferred taxes on income                                              350,000          1,420,000
              Increase (decrease) in liabilities:
                  Accounts payable                                                      237,000          3,215,000
                  Accrued payroll and other expenses                                   (260,000)          (143,000)
                                                                                   ------------       ------------
                      TOTAL ADJUSTMENTS                                            ($ 9,460,000)      ($ 5,619,000)
                                                                                   ------------       ------------

              NET CASH USED FOR OPERATING ACTIVITIES                               ($ 5,077,000)      ($   347,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          ($ 2,834,000)       ($1,595,000)
     Acquisition of businesses                                                       (3,505,000)        (8,642,000)
     Discontinued operations                                                           (463,000)        (1,233,000)
     Other                                                                               84,000            (22,000)
                                                                                   ------------       ------------
              NET CASH USED IN INVESTING ACTIVITIES                                ($ 6,718,000)      ($11,492,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on short-term notes                                                    --         $ 12,913,000
     Reductions in long-term debt                                                  ($    76,000)           (66,000)
     Cash dividends paid                                                             (1,177,000)        (1,232,000)
                                                                                   ------------       ------------
              NET CASH FROM (USED IN) FINANCING ACTIVITIES                         ($ 1,253,000)      $ 11,615,000
                                                                                   ------------       ------------
              NET DECREASE IN CASH AND CASH EQUIVALENTS                             (13,048,000)          (224,000)
              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         14,643,000          1,135,000
                                                                                   ------------       ------------
              CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,595,000       $    911,000
                                                                                   ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                                 $  1,738,000       $  2,129,000
                                                                                   ============       ============
     Income taxes paid                                                             $  3,353,000       $  2,280,000
                                                                                   ============       ============

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

NOTE C - Inventories

                                                       August 31,    March 1,
                                                         1995          1996
                                                      -----------   -----------
Raw materials and supplies                            $17,734,000   $22,205,000
Work in process                                         8,225,000     8,797,000
Finished goods                                         15,317,000    22,542,000
                                                      -----------   -----------
                                                      $41,276,000   $53,544,000

NOTE D - Acquisitions

         During the second quarter, the Company acquired two companies. Effective December 2, 1995, the Company acquired the common stock of CMB Industries, a privately held producer of specialty valves, with annual revenues of approximately $30 million. Effective January 1, 1996, the Company purchased Davis Filters, Ltd., a manufacturer of pipeline strainers located near Birmingham, England, with annual sales of approximately $1 million.

         These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired businesses have been included in the Company's financial statements from their acquisition dates. The pro forma results of operations, as if the operations of the acquired businesses had been included from September 1, 1995, would not differ materially from the amounts reported in the statement of earnings. The total cost of these acquisitions included a combination of cash, debt assumptions and notes payable issued totaling approximately $14.3 million plus 857,283 shares of the Company's common stock, which stock was valued at $13.50 per share.

NOTE E - Statement of Cash Flows

         In connection with the acquisition of CMB Industries and Davis Filters in the second quarter of fiscal 1996, the Company issued 857,283 shares of its common stock from treasury valued at approximately $11,574,000, and issued notes payable totaling $7,400,000.

NOTE F - Subsequent Event

         On March 28, 1996, a major portion of the Company's discontinued Cherokee operation was sold for cash and notes payable, to a group led by the senior management of Cherokee. It is anticipated that the provision established in the fourth quarter of FY 1995 for Cherokee's disposition should be adequate based on the anticipated proceeds from the sale.

NOTE G - Product Segment Information

         The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                                                                                 1995
                                                                                     ---------------------------
                                                                                                      Earnings
                                                                                                       Before
                                                                                      Net Sales     Income Taxes
                                                                                     ------------   ------------
Second quarter ended Feb. 28, 1995:
     Fluid Controls and Construction Products                                        $ 19,119,000   $  2,579,000
     Test, Measurement and Control                                                     14,780,000      1,308,000
     Farm Equipment                                                                    10,920,000      1,454,000
     Corporate unallocated                                                                   --         (851,000)
     Interest expense                                                                        --         (853,000)
                                                                                     ------------   ------------
         Total                                                                       $ 44,819,000   $  3,637,000
                                                                                     ============   ============
Six months ended Feb. 28, 1995:
     Fluid Controls and Construction Products                                        $ 38,332,000   $  5,288,000
     Test, Measurement and Control                                                     28,398,000      2,465,000
     Farm Equipment                                                                    21,276,000      2,964,000
     Corporate unallocated                                                                   --       (1,831,000)
     Interest expense                                                                        --       (1,749,000)
                                                                                     ------------   ------------
         Total                                                                       $ 88,006,000   $  7,137,000
                                                                                     ============   ============

                                                                                                 1996
                                                                                     ---------------------------
                                                                                                      Earnings
                                                                                                       Before
                                                                                      Net Sales     Income Taxes
                                                                                     ------------   ------------
Second quarter ended March 1, 1996:
     Fluid Controls and Construction Products                                        $ 30,720,000   $  3,805,000
     Test, Measurement and Control                                                     16,267,000      1,671,000
     Farm Equipment                                                                    11,335,000      1,313,000
     Corporate unallocated                                                                   --       (1,073,000)
     Interest expense                                                                        --       (1,204,000)
                                                                                     ------------   ------------
         Total                                                                       $ 58,322,000   $  4,512,000
                                                                                     ============   ============
Six months ended March 1, 1996:
     Fluid Controls and Construction Products                                        $ 51,546,000   $  6,811,000
     Test, Measurement and Control                                                     32,491,000      3,289,000
     Farm Equipment                                                                    20,722,000      2,249,000
     Corporate unallocated                                                                   --       (2,037,000)
     Interest expense                                                                        --       (2,010,000)
                                                                                     ------------   ------------
         Total                                                                       $104,759,000   $  8,302,000
                                                                                     ============   ============

                                       -7-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the first half of fiscal 1996, sales of $104,759,000 were up 19% over fiscal 1995's first half sales of $88,006,000. Net earnings of $5,272,000, or $.52 per share, rose 20% from net earnings of $4,383,000, or $.45 per share ($.47 per share from continuing operations), for the first half of last year.

         For the second quarter of fiscal 1996, sales rose 30% to $58,322,000 from $44,819,000 for the second quarter of fiscal 1995. Earnings from continuing operations increased 24% to $2,862,000 or $.27 per share, from $2,316,000 or $.24 per share, for the prior year.

         For the first six months of fiscal 1996, the Company's Fluid Controls and Construction Products Group provided 49% of total sales; the Test, Measurement and Control Group, 31% of total sales; and the Farm Equipment Group, 20% of sales. The Fluid Controls and Construction Products Group had significant improvements in both this year's second quarter and first half compared with last year, with sales and earnings for the first six months 34% and 29% higher, respectively. This Group's performance benefited from four recent acquisitions in the Fluid Controls product line. The Test, Measurement and Control Group also had improved second quarter and first half results with sales and earnings for the first six months 14% and 33% higher, respectively, compared with last year. The Farm Equipment Group, as anticipated, had a decline in both sales and operating earnings, primarily due to the effects of a softening farm economy brought about by difficult weather conditions last year.

         Overall gross profit margins on net sales for the first half of fiscal 1996 decreased to 34.9% from 35.8% last year as a result of product mix changes. Selling, general and administrative expenses decreased to 22.9% of sales for this year's first half compared to 24.1% last year, primarily due to relatively lower sales expenses.

         Interest expense was 41% higher in this year's second quarter compared with last year due to increased borrowings to finance recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 1, 1996, the Company had working capital of $78.9 million and a current ratio of 2.4 to 1, and the Company's capital employed (total debt and equity) amounted to $155 million, with capital consisting of 38% debt and 62% equity.

         Effective on December 2, 1995, the beginning of the Company's second quarter, the Company acquired CMB Industries in a merger transaction, and effective January 1, 1996, purchased the net assets of Davis Filters. Both transactions were treated as purchases for accounting purposes. The capital investments included a combination of debt assumptions and notes payable issued totaling approximately $14.3 million plus 857,283 shares of the Company's common stock, which stock was valued at $13.50 per share. The necessary cash to facilitate the transaction was borrowed under the Company's $20 million unsecured bank line of credit.

         On March 28, 1996, in the Company's third quarter, the previously announced divestiture of its Cherokee unit was completed. The Company received $14.8 million in cash and a long-term note receivable of $5.9 million.

         Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreement with insurance companies, retained earnings of approximately $23 million are available for dividends, subject to future earnings levels.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              A report on the annual meeting of shareholders of the Company held on January 9, 1996 was published on January 10, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits - None

              (b) With respect to the Company's acquisition of CMB Industries, a Form 8-K was filed on December 22, 1995 and a Form 8-K/A was filed on February 22, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CORE INDUSTRIES INC
                           --------------------------------------------------
                           (Registrant)


Date:  April 12, 1996      /s/ RAYMOND H. STEBEN, JR.
       --------------      --------------------------------------------------
                           Raymond H. Steben, Jr.
                           Vice President-Finance and Chief Financial Officer


Date:  April 12, 1996      /s/ THOMAS G. HOOPER
       --------------      --------------------------------------------------
                           Thomas G. Hooper
                           Treasurer and Controller

                               INDEX TO EXHIBITS

EXHIBIT             DESCRIPTION

*27                 Financial Data Schedule

*Filed herewith