Form 10-Q
period 1996-05-31
CORE INDUSTRIES INC
filed 1996-07-08
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at May 31, 1996 - 10,708,622 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                                     Third Quarter Ended                 Nine  Months Ended
                                                ------------------------------    ------------------------------
                                                 May 31, 1995     May 31, 1996     May 31, 1995     May 31, 1996
                                                -------------    -------------    -------------    -------------
Net sales                                       $  52,426,000    $  63,124,000    $ 140,432,000    $ 167,883,000

Cost of sales, exclusive of depreciation
     and amortization                           $  34,269,000    $  41,525,000    $  90,738,000    $ 109,697,000
Depreciation and amortization                       1,050,000        1,506,000        3,093,000        4,245,000
Selling, general and administrative
     expenses                                      11,388,000       13,721,000       32,564,000       37,718,000
Interest expense                                      808,000        1,020,000        2,557,000        3,030,000
Other income                                          (29,000)        (348,000)        (597,000)        (809,000)
                                                -------------    -------------    -------------    -------------
                                                $  47,486,000    $  57,424,000    $ 128,355,000    $ 153,881,000
                                                -------------    -------------    -------------    -------------

Earnings from continuing operations
     before taxes on income                     $   4,940,000    $   5,700,000    $  12,077,000    $  14,002,000

Taxes on income                                     1,917,000        2,080,000        4,488,000        5,110,000
                                                -------------    -------------    -------------    -------------

Earnings from continuing operations             $   3,023,000    $   3,620,000    $   7,589,000    $   8,892,000

Income (loss) from discontinued
     operations (net of income tax)             $     110,000             --      ($     73,000)            --
                                                -------------    -------------    -------------    -------------

Net earnings                                    $   3,133,000    $   3,620,000    $   7,516,000    $   8,892,000
                                                =============    =============    =============    =============


Net earnings per share:
     Continuing operations                      $         .30    $         .34    $         .77    $         .86
     Discontinued operations                              .02             --               --               --
                                                -------------    -------------    -------------    -------------

     Net earnings                               $         .32    $         .34    $         .77    $         .86
                                                =============    =============    =============    =============

Dividends per share                             $         .06    $         .06    $         .18    $         .18
                                                =============    =============    =============    =============

Average shares of stock outstanding                 9,809,000       10,709,000        9,809,000       10,369,000
                                                =============    =============    =============    =============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                   Aug. 31, 1995     May 31, 1996
                                                                   -------------    -------------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $   1,135,000    $   1,449,000
     Accounts receivable, less collection allowances of
         $1,020,000 at August 31 and $1,260,000 at May 31             44,214,000       54,564,000
     Inventories                                                      41,276,000       52,373,000
     Prepaid expenses                                                    157,000        1,597,000
     Deferred taxes on income                                          5,447,000        2,057,000
     Net assets held for disposition                                  16,089,000        2,688,000
                                                                   -------------    -------------
         TOTAL CURRENT ASSETS                                      $ 108,318,000    $ 114,728,000
                                                                   -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                    $     896,000    $     896,000
     Buildings                                                        17,746,000       17,809,000
     Machinery and equipment                                          36,532,000       40,612,000
                                                                   -------------    -------------
         Total                                                     $  55,174,000    $  59,317,000
     Less accumulated depreciation                                    32,332,000       34,872,000
                                                                   -------------    -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                       $  22,842,000    $  24,445,000
                                                                   -------------    -------------
OTHER ASSETS:
     Excess of cost over net assets of companies acquired          $   6,774,000    $  22,362,000
     Investment in real estate partnership                             1,323,000        1,260,000
     Note receivable                                                   1,500,000        1,300,000
     Prepaid pensions and other                                        5,490,000        5,862,000
                                                                   -------------    -------------
         TOTAL OTHER ASSETS                                        $  15,087,000    $  30,784,000
                                                                   -------------    -------------
                                                                   $ 146,247,000    $ 169,957,000
                                                                   =============    =============
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                   Aug. 31, 1995     May 31, 1996
                                                                   -------------    -------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
     Notes payable                                                 $     787,000    $   8,500,000
     Accounts payable                                                  7,581,000       11,657,000
     Accrued payroll and other expenses                               12,385,000       13,162,000
     Dividends payable                                                   589,000          643,000
     Taxes on income                                                   2,041,000           32,000
     Long-term debt due within one year                                4,610,000        4,610,000
                                                                   -------------    -------------
         TOTAL CURRENT LIABILITIES                                 $  27,993,000    $  38,604,000
                                                                   -------------    -------------
LONG-TERM DEBT, less amount due within one year                       32,609,000       26,543,000
DEFERRED TAXES ON INCOME                                               1,690,000        1,680,000
ACCRUED EMPLOYEE BENEFITS                                              2,942,000        3,413,000
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000 shares
         Issued - none
     Common stock, par value $1:
         Authorized - 20,000,000 shares
         Issued - 11,237,341 shares at August 31 and
         11,261,499 shares at May 31                               $  11,237,000    $  11,261,000
     Additional paid-in capital                                          999,000        8,570,000
     Retained earnings                                                74,499,000       81,516,000
     Cumulative translation adjustments                                  976,000          996,000
     Treasury stock (1,410,160 shares at August 31 and
         552,877 shares at May 31) - at cost                          (6,698,000)      (2,626,000)
                                                                   -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                                $  81,013,000    $  99,717,000
                                                                   -------------    -------------
                                                                   $ 146,247,000    $ 169,957,000
                                                                   =============    =============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                   Cumulative
                                        Common         Paid-In       Retained      Translation     Treasury
                                         Stock         Capital       Earnings      Adjustments       Stock
                                    ------------    ------------   ------------   ------------    -----------
Balance, August 31, 1995            $ 11,237,000    $    999,000   $ 74,499,000   $    976,000   ($ 6,698,000)

     Net earnings                                                     8,892,000
     Cash dividends declared,
         $.18 per share                                              (1,875,000)
     Exercise of stock options            24,000          69,000
     Treasury shares issued
         re: acquisition (Note D)                      7,502,000                                    4,072,000
     Foreign currency adjustments                                                       20,000
                                    ------------    ------------   ------------   ------------   ------------

Balance, May 31, 1996               $ 11,261,000    $  8,570,000   $ 81,516,000   $    996,000   ($ 2,626,000)
                                    ============    ============   ============   ============   ============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Nine Months Ended
                                                               --------------------------------
                                                               May 31, 1995        May 31, 1996
                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                              $  7,516,000        $  8,892,000
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation                                     $  2,857,000        $  3,693,000
              Amortization                                          301,000             552,000
              Discontinued operations                                73,000                --
              (Increase) decrease in assets:
                  Accounts receivable                            (2,758,000)         (4,847,000)
                  Inventories                                    (5,454,000)         (3,103,000)
                  Prepaid expenses                                  413,000          (1,409,000)
                  Taxes on income                                   (89,000)         (2,009,000)
                  Deferred taxes on income                          370,000           3,380,000
              Increase (decrease) in liabilities:
                  Accounts payable                                  191,000           1,038,000
                  Accrued payroll and other expenses                330,000            (291,000)
                                                               ------------        ------------
                      TOTAL ADJUSTMENTS                        ($ 3,765,000)       ($ 2,996,000)
                                                               ------------        ------------

              NET CASH FROM OPERATING ACTIVITIES               $  3,750,000        $  5,896,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      ($ 3,982,000)        ($2,691,000)
     Acquisition of businesses                                   (3,515,000)        (15,643,000)
     Discontinued operations                                     (1,071,000)         13,402,000
     Other                                                          280,000             (22,000)
                                                               ------------        ------------
              NET CASH USED IN INVESTING ACTIVITIES            ($ 8,288,000)       ($ 4,954,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on short-term notes                                --          $  7,313,000
     Reductions in long-term debt                              ($ 6,027,000)         (6,066,000)
     Cash dividends paid                                         (1,766,000)         (1,875,000)
                                                               ------------        ------------
              NET CASH USED IN FINANCING ACTIVITIES            ($ 7,793,000)       ($   628,000)
                                                               ------------        ------------
              NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                          (12,331,000)            314,000
              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     14,643,000           1,135,000
                                                               ------------        ------------
              CASH AND CASH EQUIVALENTS, END OF PERIOD         $  2,312,000        $  1,449,000
                                                               ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                             $  3,113,000        $  3,644,000
                                                               ============        ============
     Income taxes paid                                         $  4,435,000        $  3,981,000
                                                               ============        ============

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

NOTE C - Inventories

                                                  August 31,          May 31,
                                                     1995              1996
                                                 -----------       -----------
         Raw materials and supplies              $17,734,000       $22,605,000
         Work in process                           8,225,000         8,847,000
         Finished goods                           15,317,000        20,921,000
                                                 -----------       -----------
                                                 $41,276,000       $52,373,000
                                                 ===========       ===========

NOTE D - Acquisitions

         During this year's second quarter, the Company acquired two companies. Effective December 2, 1995, the Company acquired the common stock of CMB Industries, a privately held producer of specialty valves, with annual revenues of approximately $30 million. Effective January 1, 1996, the Company purchased Davis Filters, Ltd., a manufacturer of pipeline strainers located near Birmingham, England, with annual sales of approximately $1 million.

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

NOTE E - Statement of Cash Flows

         In connection with the acquisition of CMB Industries and Davis Filters in the second quarter of fiscal 1996, the Company issued 857,283 shares of its common stock from treasury valued at approximately $11,574,000, and issued a note payable totaling $400,000.

NOTE F - Sale of Discontinued Operation

         On March 28, 1996, the major portion of the Company's discontinued Cherokee operation was sold for cash and notes payable, to a group led by the senior management of Cherokee. It is anticipated that the provision established in the fourth quarter of FY 1995 for Cherokee's disposition should be adequate based on the anticipated remaining proceeds from the sale.

NOTE G - Product Segment Information

         The Company classifies its products and services into three general segments. Financial information by segment is summarized below.

                                                                         1995
                                                              ---------------------------
                                                                               Earnings
                                                                                Before
                                                                Net Sales    Income Taxes
                                                              ------------   ------------
Third quarter ended May 31, 1995:
     Fluid Controls and Construction Products                 $ 21,890,000   $  2,724,000
     Test, Measurement and Control                              17,943,000      2,104,000
     Farm Equipment                                             12,593,000      1,905,000
     Corporate unallocated                                            --         (985,000)
     Interest expense                                                 --         (808,000)
                                                              ------------   ------------
         Total                                                $ 52,426,000   $  4,940,000
                                                              ============   ============
Nine months ended May 31, 1995:
     Fluid Controls and Construction Products                 $ 60,222,000   $  8,012,000
     Test, Measurement and Control                              46,341,000      4,569,000
     Farm Equipment                                             33,869,000      4,869,000
     Corporate unallocated                                            --       (2,816,000)
     Interest expense                                                 --       (2,557,000)
                                                              ------------   ------------
         Total                                                $140,432,000   $ 12,077,000
                                                              ============   ============

                                                                         1996
                                                              ---------------------------
                                                                              Earnings
                                                                               Before
                                                                Net Sales    Income Taxes
                                                              ------------   ------------
Third quarter ended May 31, 1996:
     Fluid Controls and Construction Products                 $ 32,656,000   $  4,320,000
     Test, Measurement and Control                              17,036,000      1,724,000
     Farm Equipment                                             13,432,000      1,555,000
     Corporate unallocated                                            --         (879,000)
     Interest expense                                                 --       (1,020,000)
                                                              ------------   ------------
         Total                                                $ 63,124,000   $  5,700,000
                                                              ============   ============
Nine months ended May 31, 1996:
     Fluid Controls and Construction Products                 $ 84,202,000   $ 11,131,000
     Test, Measurement and Control                              49,527,000      5,013,000
     Farm Equipment                                             34,154,000      3,804,000
     Corporate unallocated                                            --       (2,916,000)
     Interest expense                                                 --       (3,030,000)
                                                              ------------   ------------
         Total                                                $167,883,000   $ 14,002,000
                                                              ============   ============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales for the first nine months of fiscal 1996 increased 20% rising to $167,883,000 from $140,432,000. Net earnings of $8,892,000 rose 18% from net earnings of $7,516,000 for the first nine months last year. Net earnings per share increased 12% to $.86 from $.77 in the first nine months reflecting the effect of issuing 857,283 shares of Core stock, along with some cash and debt securities, to acquire CMB Industries.

         For the third quarter of fiscal 1996, sales and earnings from continuing operations were up 20% over last year. Sales for the third quarter of fiscal 1996 were $63,124,000 compared with $52,426,000 a year ago. Earnings from continuing operations increased to $3,620,000, or $.34 per share, from $3,023,000, or $.30 per share, last year.

         For the first nine months of fiscal 1996, the Company's Fluid Controls and Construction Products Group provided 50% of total sales; the Test, Measurement and Control Group, 30% of total sales; and the Farm Equipment Group, 20% of sales. The Fluid Controls and Construction Products Group had significant improvements in both this year's third quarter and first nine months compared with last year, with sales and earnings for the first nine months 40% and 39% higher, respectively. This Group's performance benefited from both improvements in its base businesses and the recent acquisition, CMB Industries. The Test, Measurement and Control Group had improved sales and earnings for the first nine months this year although its third quarter this year was unfavorably impacted by late winter weather in the Northeast and an inventory adjustment program at a key customer. The Farm Equipment Group had a decline in both sales and operating earnings, primarily due to the effects of the near dust bowl conditions in the lower Great Plains and higher grain prices.

         Overall gross profit margins on net sales for the first nine months of fiscal 1996 decreased to 34.7% from 35.4% last year as a result of product mix changes. Selling, general and administrative expenses decreased to 22.5% of sales for this year's first nine months compared to 23.2% last year, primarily due to lower sales expenses.

         Interest expense was 26% higher in this year's third quarter compared with last year due to increased borrowings to finance recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1996, the Company had working capital of $76.1 million and a current ratio of 3.0 to 1, and the Company's capital employed (total debt and equity) amounted to $139 million, with capital consisting of 28% debt and 72% equity. During May, 1996, the Company reduced its 10% long-term debt by $6 million under maximum allowable prepayment options.

         Effective December 2, 1995, the beginning of the Company's second quarter, the Company acquired CMB Industries in a merger transaction, and effective January 1, 1996, purchased the net assets of Davis Filters. The capital investments included a combination of debt assumptions, notes payable issued, and cash totaling approximately $14.3 million and 857,283 shares of the Company's common stock, which stock was valued at $13.50 per share. The necessary cash to facilitate the transaction was borrowed under the Company's $20 million unsecured bank line of credit.

         On March 28, 1996, in the Company's third quarter, the previously announced divestiture of its Cherokee unit was completed. The Company received $14.8 million in cash and a long-term note receivable of $5.9 million.

         Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and acquisition activities. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreement with insurance companies, retained earnings of approximately $25 million are available for dividends, subject to future earnings levels.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits - None

              (b) With respect to the Company's sale of its discontinued Cherokee operation, a Form 8-K was filed on April 8, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORE INDUSTRIES INC
                                      ------------------------------------------
                                      (Registrant)

Date: July 8, 1996                    /s/ LAWRENCE J. MURPHY
      ------------                    ------------------------------------------
                                      Lawrence J. Murphy
                                      Executive Vice President and Secretary

Date: July 8, 1996                    /s/ THOMAS G. HOOPER
      ------------                    ------------------------------------------
                                      Thomas G. Hooper
                                      Treasurer and Controller

                               INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION

*27                  Financial Data Schedule

*Filed herewith