Form 10-K405
period 1996-08-31
CORE INDUSTRIES INC
filed 1996-10-30
CIK 91817

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                         Commission file number 1-5034

                              CORE INDUSTRIES INC
             (Exact name of registrant as specified in its charter)


                            Nevada                                             38-1052434
--------------------------------------------------------------  -----------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
          P. O. Box 2000, Bloomfield Hills, Michigan                              48304
--------------------------------------------------------------  -----------------------------------------
           (Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code:                          (810) 642-3400
Securities registered pursuant to Section 12(b) of the Act:     -----------------------------------------
                     Title of each class                        Name of each exchange on which registered
--------------------------------------------------------------  -----------------------------------------
                         Common Stock                                    New York Stock Exchange
--------------------------------------------------------------  -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

As of September 30, 1996, 10,710,930 common shares were outstanding, and the aggregate market value of the common shares held by nonaffiliates of the Registrant (based upon the closing sale price of $13.63 for these shares on the New York Stock Exchange) was approximately $146 million.

Certain sections of the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 14, 1997 are incorporated by reference in Part III of this Form 10-K.

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

   In 1958, the Company began to diversify its interests through the acquisition of a number of businesses. It presently groups its businesses into three industry segments: Fluid Controls and Construction Products; Test, Measurement and Control; and Farm Equipment. From sales of $5,000,000 in 1958, 90% of which were derived from the production of automobile parts, the Company has grown to its present size and diversified structure with less than five percent automotive business.

   The Company changed its name in January 1969 to SOS Consolidated Inc. to help alleviate confusion between the parent company and its automotive division. In April 1969, the Company's shares were listed for trading on the New York Stock Exchange. In January 1978, the Company adopted the name Core Industries Inc, as being more representative of its operations.

   Various acquisitions, primarily in the electronics industry, contributed to the Company's sales growth in the 1980s. However, in 1992, after several years of declining earnings, the Company divested three unprofitable electronics subsidiaries and instituted a plan to become a more focused business. Since then, the Company has made six acquisitions related to existing businesses and has sold three unrelated operations. During 1996, the Company sold its wholly-owned electronics-related subsidiary, Cherokee International, Inc. and its subsidiaries (collectively "Cherokee") for cash and a long-term note receivable. Cherokee had been classified as a discontinued operation as of August 31, 1995. The Company plans to grow in its focus businesses through new products and additional geographic and end-user markets, as well as making selected, strategic acquisitions in its focus areas.

   Under the Company's method of operation and control, each division operates as a separate and autonomous entity with its own manufacturing, engineering, accounting, sales staff and distribution network. Personnel at Corporate office direct overall policies and perform services for all divisions in the areas of financial and treasury control, manufacturing consultation, information systems and marketing. Corporate maintains involvement in the divisions through direct contact, reviews of budgets and reports, internal auditing and involvement in formal planning. In addition, the Corporate office develops and implements strategic options to increase shareholder value and responds to division results and opportunities.

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

                    FLUID CONTROLS AND CONSTRUCTION PRODUCTS

Fluid Controls and Construction Products and services cover a broad range from specialty valves and pipeline strainers for various fluid control applications to molded plastic parts, metal stampings and hinges, and mechanical contracting. This group serves the Heating, Ventilation and Air Conditioning ("HVAC") market as well as the chemical and petrochemical processing industry, oil and gas industry, the irrigation industry, the paper and food processing industry, the commercial construction market, and general industry.

The CORE FLUID CONTROLS GROUP (CFCG) is a major part of this segment and consists of the following units:

MUELLER STEAM SPECIALTY is the largest division of CFCG and manufactures four primary product lines: strainers and specialty valves, check valves, butterfly valves and non-lubricated plug valves. Mueller believes that it is the largest manufacturer of pipeline strainers and check valves in the world. Pipeline strainers catch objects larger than 40 microns and prevent them from damaging machinery. Strainers and valves are used in various kinds of industrial
processes and plants, essentially wherever piping systems exist.   Mueller
believes that it carries a product line that is more extensive than most of its competitors, and Mueller's ability to design, build, and ship products in a short time frame is well known in the industry. Business is derived largely from quoting jobs as well as from stocking distributors and retrofit orders. Valves designed by Mueller are outsourced from approximately 65 foundries throughout the world. Once castings are received at Mueller's North Carolina plant, Mueller machines, assembles, tests, and packages the valves to meet a wide variety of specifications. Orders are typically processed within a week of their receipt.

CMB INDUSTRIES (CMB), located in Fresno, California, was acquired in fiscal 1996 and is the second largest division of CFCG. CMB designs and manufactures a broad line of bronze and ductile iron products for the backflow prevention industry under the FEBCO name. FEBCO has a network of highly trained agents that sell worldwide to the end user. FEBCO is an industry leader in backflow prevention sales and is also the valve of choice in many municipal and fire protection markets. CMB's Bailey Polyjet product is a custom-designed, multi-jet, sleeve-type control valve engineered for optimum performance for high pressure drops and precise flow control over a wide range, solving cavitation problems in waterworks, power generation and industrial applications.

MUELLER FLOW TECHNOLOGY, located in Houston, Texas, includes two companies acquired in 1994 and 1995. HENDRIX STEEL & FABRICATING is a full-service fabricating company specializing in pressure vessels and specialty and custom flow control products. OIL AND GAS SPECIALTY COMPANY (OGASCO) specializes in fluid measurement systems and related products widely used in the oil and gas industry, petrochemical industry and other markets where precise flow measurement is required.

Other United States operations of CFCG include MUELLER WEST, a Phoenix, Arizona, distribution center; ASSOCIATED PIPING EQUIPMENT, INC., a supplier of commodity type valves and strainers; and MUELLER VALVE SPECIALTIES, formed in 1996 to manufacture a full line of manual and automated teflon sleeved and lined plug valves for the chemical and petrochemical industries.

CFCG's overseas locations include MUELLER ASIA, located in Singapore, and MUELLER/DAVIS FILTERS LTD., located in the United Kingdom. MUELLER ASIA is a sales, warehouse and distribution center for the entire Pacific Rim which will also begin manufacturing operations in FY 1997. MUELLER/DAVIS FILTERS LTD., which was acquired in 1996, is a manufacturer of "Y" type strainers for the pipeline industry, and also will market other CFCG products in Europe.

Other companies in the Fluid Controls and Construction Products segment are POLY CRAFT (injection molded plastic products), UNIVERSAL INDUSTRIAL PRODUCTS
(UIP)commercial lawnmower blades and Soss hinges, and THE ROBERT CARTER CORPORATION (mechanical contractor). Poly Craft and UIP each represent less than five percent of Core's total sales and all three account for less than five percent of Core's total earnings.

There is substantial competition in the markets served by this segment, and in certain instances, the Company competes with companies whose financial resources are greater.

This segment's backlog aggregated $21,500,000 at August 31, 1996, as compared to $21,400,000 at August 31, 1995. It is anticipated that substantially all of the backlog will be filled during the year ending August 31, 1997. In general, this segment business is not seasonal in nature.

The primary raw materials used by this product segment are steel coil and sheet, castings made of various metals, resins and plastics. The Company generally obtains these materials from several sources, including foreign suppliers, and materials are readily available.

The Company holds important patents related to its CMB product line. Other patents relative to this product segment, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

                         TEST, MEASUREMENT AND CONTROL

The Test, Measurement and Control group is Core's second largest segment. The Company believes it is the leading producer of selected electrical test, measurement and control products. Sales are primarily made through dealers and manufacturers' representatives in the United States and abroad. This group serves the electrical, construction, and maintenance markets; the HVAC industry; factory automation companies; computer and telecommunications manufacturers, and general industry.

AMPROBE INSTRUMENT has been recognized as a leader in quality test equipment for professionals in the electrical, HVAC, construction, and maintenance markets. Amprobe primarily manufactures hand-held devices, which are used by professionals for testing and measuring electrical properties in various field applications. Amprobe's name is well recognized in the industry and represents a significant asset in marketing its products. Amprobe believes that its products have a reputation for being reliable and competitively priced. Primary products include clamp-on units, multi-meters (volt/amp/ohmmeters), circuit tracers, harmonic analyzers, ultrasonic leak detectors, and refrigerant recovery products. The 1995 acquisition of Promax, a manufacturer of refrigerant recycling and recovery products, has strengthened Amprobe's presence in the HVAC market. All sales are made through distributors and catalogs. Amprobe's advertising is targeted directly to consumers to create demand at the distributor level. Amprobe performs primarily light assembly and calibration in its ISO 9000 certified plant in Lynbrook, New York, and conducts research and development activities in Denver, Colorado.

Amprobe's new product development efforts include enhancing the features of existing products, and introducing new products such as circuit tracers, digital clamp-on units, ultrasonic leak detectors, and refrigerant recovery products. Known in the industry for its clamp-on products, Amprobe is continually improving and expanding its products offerings. Amprobe has developed a strong presence in the refrigerant recycling and recovery product market. The Company believes that oil-less recovery products of Promax offer a number of performance advantages over competitive systems. This product line is sold through its HVAC distribution channels.

GSE, INC. operates in three areas: "tech-motive" tools, measurement and control products (including torque sensors), and scales and weighing systems. "tech-motive" tools are a line of direct current electric nutrunners and electronic controllers for accurate fastening in manufacturing or repair applications. GSE's measurement and control products are used in a wide variety of applications and industries. GSE provides process controllers and monitors for process operations and sensors and systems testing equipment for measuring forces such as torque. Scales and weighing systems consist of programmable scales and controllers used for accurate measurement, parts counting, or weight-based processes.

GSE manufactures numerous torque measuring devices and has the exclusive license to a non-contact torque sensing technology. Non-contact torque measurement has two important applications in vehicles and predictive maintenance in industrial applications such as oil drilling. Management believes that significant additional revenues from this application may be developed over the next several years, but there can be no assurance that technological obstacles can be overcome or that sufficient market acceptance can be achieved to permit this application to make a significant contribution to this segment's revenues or earnings.

"tech-motive" products represent another major growth area for GSE. Their nutrunner products provide accurate, reliable fastening and offer significant performance advantages over other fastener systems products such as pneumatic tools. Its new CS 4000 tech-motive tool nutrunner system is the first tool of its kind with 100% digital communications. Although the overall nutrunner market is fairly mature, DC electric systems are growing and taking market share from other systems. Additionally, GSE is benefitting from the worldwide macro trend toward superior manufacturing quality and the increased emphasis on the importance of quality in safety-related applications.

GSE's programmable scales and weighing systems is its other growth area. GSE continues to grow in this area by expanding its research and development effort to remain a technology leader and introducing new products that provide greater value than competing systems. New product offerings include both products for general applications and specialized systems for unique applications.

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

GREAT LAKES/EGLINTON (GLE) is a well-recognized manufacturer of high precision carbide tooling. It accounts for less than five percent of Core's total sales and earnings.


There is substantial competition in the markets served by this segment, and in certain instances, the Company competes with companies whose financial resources are greater.

The backlog of this segment aggregated $5,500,000 at August 31, 1996, as compared to $5,000,000 at August 31, 1995. It is anticipated that all of the backlog will be shipped during the year ending August 31, 1997. In general, the business of this segment is not highly seasonal in nature.

This segment's products are made principally from purchased electronic components and materials which are readily available from numerous sources.

The Company holds important patents related to its "tech-motive" tool product line. Other patents relative to this segment, although of value, do not play a significant part in the Company's operations, although the exclusive right to distribute the non-contact torque sensing technology in the Americas and Europe has strong potential. The Company also has licenses and has registered certain product trademarks which are considered to be of value.

                                 FARM EQUIPMENT

The Farm Equipment segment is made up of short line products for the farm industry. Core believes it is the leading producer of tillage equipment in the High Plains region and a leading manufacturer of grain augers. Although farm equipment is a traditionally seasonal business, certain sales strategies significantly reduce seasonal fluctuations. Sales are made through dealers and distributors primarily in the High Plains and Midwest United States, as well as in Canada. In 1996, while continuing to be profitable, results were reduced by unfavorable weather conditions in the farm belt.

SUNFLOWER MANUFACTURING COMPANY, INC. is among the world's leading producers of high-quality disc harrows. Its grain drills and other tillage equipment are also known for their quality, reliability and value. This equipment is used to prepare land for seeding and for seeding operations. The primary market for Sunflower equipment is the High Plains states of Texas, Colorado, Nebraska, Kansas, and the Dakotas. Secondary market areas include the Midwest, and Sunflower is working to expand into the delta region of the South.

Sunflower equipment is sold through a direct sales force and an independent dealership network of more than 400 dealers. Within this 400 dealership network, Sunflower believes it has approximately a 20% share of all tillage equipment sold. Tillage equipment usually represents 10 to 15% of a dealer's sales. Sunflower enhances its dealer relationships by training and educating its dealers and by providing outstanding customer service.

Sunflower has benefitted from the 1990 Farm Bill, which required farmers on erosion-prone soil to maintain a certain percentage of residue. Sunflower manufactures several conservation tillage tools which protect topsoil from erosion. Sunflower is continually implementing product design changes to comply with conservation tillage regulations.

FETERL MANUFACTURING COMPANY (grain augers, cleaners and service bodies) and RICHARDTON MANUFACTURING COMPANY (foraging wagons) form the remainder of Core's Farm Equipment segment. Neither business accounts for more than five percent of Core's total sales, although Feterl accounts for slightly more than five percent of total earnings.



There is substantial competition in the markets served by this segment, and in certain instances, the Company competes with companies whose financial resources are greater.

This segment's backlog aggregated $7,200,000 at August 31, 1996, as compared to $3,800,000 at August 31, 1995. It is anticipated that substantially all of the backlog will be shipped during the first quarter of fiscal 1997. Sales of many products are seasonal in nature. The Company partially mitigates this seasonality by balancing production throughout the year. The farm economy has been, historically, very cyclical and can be significantly affected by the general economy and the weather. As is customary in the farm equipment industry, the Company makes many sales with seasonal dating payment terms to its farm equipment customers.

The primary raw material used by the businesses within this segment is standard sheet steel which is readily available from numerous sources.

The Company holds various patents relating to the products of this segment which, although of value, do not play a significant part in the Company's operations. The Company also has registered certain product trademarks which are considered to be of value.

(C) EMPLOYMENT

   At August 31, 1996, there were approximately 1,565 people employed by the Company in its operations, of whom 1,500 were employed in the United States.

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

ITEM 2.PROPERTIES
--------------------------

Listed below are the major properties of the Company:


                                 SQUARE             OWNED           EXPIRATION
                                  FOOT               OR              DATE OF              BUSINESS
        LOCATION                  AREA             LEASED             LEASE                SEGMENT
--------------------------  ------------------  ------------------  ----------  -----------------------------
Bridgeport, Michigan              23,000             Owned                           Test, Measurement and Control
Farmington Hills, Michigan        36,000             Owned                           Test, Measurement and Control
Lynbrook, New York                49,000             Owned                           Test, Measurement and Control
Southfield, Michigan               8,000            Leased             1999          Test, Measurement and Control
Denver, Colorado                  18,000            Leased             1997          Test, Measurement and Control
Beloit, Kansas                    88,000             Owned                           Farm Equipment
Cawker City, Kansas               51,000             Owned                           Farm Equipment
Richardton, North Dakota          37,000             Owned                           Farm Equipment
Salem, South Dakota              108,500             Owned                           Farm Equipment
Houston, Texas                    32,000             Owned                           Fluid Controls and Construction Products
                                  18,000            Leased             1997
Lumberton, North Carolina        144,000             Owned                           Fluid Controls and Construction Products
St. Pauls, North Carolina        216,000             Owned                           Fluid Controls and Construction Products
Fresno, California               116,000            Leased             2005          Fluid Controls and Construction Products
Phoenix, Arizona                  14,000            Leased             1997          Fluid Controls and Construction Products
Pioneer, Ohio                     66,400             Owned                           Fluid Controls and Construction Products
Wauseon, Ohio                     47,000             Owned                           Fluid Controls and Construction Products
Singapore                         26,700             Owned                           Fluid Controls and Construction Products
                                   9,300            Leased             2006
Bloomfield Hills, Michigan        12,000            Leased             2001          Corporate Offices


All of the above properties are substantially utilized, are suitable for the Company's needs and have sufficient productive capacity.

ITEM 3. LEGAL PROCEEDINGS

On August 8, 1996, a lawsuit was served on Core Industries Inc (the "Company"). The lawsuit is entitled "Electro Lock, Inc., vs. Dynamic Acquisition Corporation, Inc., Cherokee International, Inc., Core Industries Inc, CI
Tustin, Inc., CII Tustin, Inc., and Motec Industries, Inc.," Case No. BC 155007, and was filed in the Superior Court of California, County of Los Angeles, Central District. The Complaint seeks significant unsubstantiated damages in connection with allegedly defective components supplied by Dynamic Acquisition Corporation, Inc. ("Dynamic," which is a subsidiary of a subsidiary of the Registrant) to Electro Lock, Inc. ("Electro Lock"). Electro Lock also seeks damages against CII Tustin, Inc. (the parent of Dynamic) and against the Registrant (the parent of CII Tustin, Inc.), as alter egos of Dynamic.

The case is in its early stages. The operations of CII Tustin, Inc. and of Dynamic have been reported by the Company as discontinued operations since August 31, 1995. Dynamic had total assets of approximately $700,000 as of August 31, 1996. The Company intends to defend vigorously any claims against it, and management of the Company believes that the ultimate disposition of this matter will not have a material effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At August 31, 1996, there were 1,898 shareholders of record of the common stock of Core Industries Inc.

The Company's common stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the common stock of the Company, and the dividends paid per share for the periods indicated:


                   YEAR ENDED       MARKET PRICE
                                  -----------------
                 AUGUST 31, 1996    HIGH      LOW    DIVIDENDS
                 ---------------  ---------  ------  ---------

                 First quarter      $14     $11           $.06
                 Second quarter      14-1/2  12-1/8        .06
                 Third quarter       15-7/8  13-5/8        .06
                 Fourth quarter      15-3/4  11-1/2        .06
                                                     ---------

                                                         $ .24
                                                     =========


                   YEAR ENDED        MARKET PRICE
                                  ------------------
                 AUGUST 31, 1995     HIGH     LOW     DIVIDENDS
                 ---------------  ----------  ------  ---------
                 First quarter      $11-1/8  $8-5/8       $.06
                 Second quarter      12-1/2   9-1/2        .06
                 Third quarter       12-5/8  10            .06
                 Fourth quarter      12-5/8   9-3/4        .06
                                                      ---------

                                                         $ .24
                                                      =========



NOTE A: Under the Company's debt agreements with insurance companies, retained earnings of approximately $27 million were available for dividends at August 31, 1996 subject to future earnings levels.

ITEM 6. SELECTED FINANCIAL DATA


A summary of selected financial data follows:


                                                                   YEAR ENDED AUGUST 31,
                                    ----------------------------------------------------------------------------------------
                                         1996               1995               1994                1993            1992
                                    --------------        ------------     --------------       -----------      -----------
Net sales                             $230,157,000        $187,897,000      $166,260,000      $156,615,000      $146,571,000

Earnings from continuing operations
     (Note B)                           12,940,000          10,693,000         9,209,000         7,900,000          (596,000)
     Net earnings (loss)                12,940,000           3,828,000        10,006,000         8,565,000       (26,368,000)

Net earnings (loss) per common share:
     Continuing operations                   $1.24               $1.09             $0.94             $0.81            $(0.06)
     Net earnings (loss)                      1.24                0.39              1.02              0.88             (2.70)
Cash dividends declared per share             0.24                0.24              0.24              0.24              0.30

As of August 31:
     Total assets                     $172,949,000        $147,043,000       $156,387,000      $151,277,000     $156,583,000
     Long-term debt                     24,520,000          32,609,000         41,608,000        47,134,000       50,146,000



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


                                           1991           1992
                                        -----------    -----------
          Sales                          $42,796,000  $16,291,000
          Net earnings (loss)             (6,350,000)  (4,015,000)
          Net earnings (loss) per share        (0.65)       (0.41)

   On October 6, 1995, the Company adopted a formal plan to divest its wholly-owned electronics-related subsidiary, Cherokee International, Inc. and its subsidiaries ("Cherokee") effective August 31, 1995. Cherokee represented a separate line of business producing electronic power supplies to distinct customers and was accounted for as a discontinued operation. Appropriate provisions were recorded in the fourth quarter of fiscal 1995 for (a) the estimated losses for the discontinued operation through its expected disposal date, (b) reduction of assets to their net realizable values, and (c) the anticipated liabilities related to the disposal. The total provision amounted to $6,500,000, net of income tax benefit of $3,500,000.

   Selected information related to Cherokee's operations prior to discontinuance follows:


                                      1995         1994         1993
                                   -----------  -----------  -----------

        Sales                      $44,669,000   $53,193,000  $50,431,000
        Pretax income (loss)          (285,000)    1,845,000    1,315,000
        Income taxes                    80,000     1,048,000      650,000
        Net income (loss)             (365,000)      797,000      665,000
        Earnings (loss) per share        (0.04)         0.08         0.07


   The net assets of the discontinued Cherokee operation held for sale were included in the Balance Sheet at August 31, 1995 under the caption "Net Assets Held for Sale." In 1996, the net assets of the discontinued operations were sold for cash and a long-term note receivable. It is anticipated that the provision established in 1995 should be adequate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the fiscal year ended August 31, 1996, the Company continued its strong improvement trend which began in 1992 after Core took dramatic action to restructure operations and refocus its resources. Management continues to focus on operating and financial strategies to improve operating performance and shareholder value. These strategies include new product development and market penetration initiatives, improved levels of manufacturing efficiencies and customer service, and the acquisition of selected companies which can increase future growth and profitability.

Fiscal 1996 Compared with Fiscal 1995

Sales increased 22% in 1996 over 1995 to $230,157,000 which included approximately $25 million from the acquisition of CMB Industries. Net earnings were $12,940,000 or 21% higher than 1995 earnings from continuing operations of $10,693,000. Net earnings per share increased 14% to $1.24 from earnings from continuing operations of $1.09, while the average number of shares outstanding was 7% higher. The strong earnings growth was fueled by new product offerings and operations improvements in the Company's Fluid Controls and Construction Products, and Test, Measurement and Control segments which more than offset the decline in operating earnings in the Farm Equipment segment principally caused by difficult weather conditions.

Overall gross profit margins decreased from 35.6% to 34.9% as a result of unfavorable product mix changes and competitive pressures in the Farm Equipment segment. Margins improved in both of the Company's other two segments. The decrease in selling, general and administrative expenses to 22.5% of sales from 23% reflects the Company's efforts to reduce the growth in administrative expenses, which more than offsets increases in research and development expenditures related to new products, resulting in engineering expenses increasing 39% over 1995 to $5,500,000. Interest expense increased 13.7% over 1995 due to increased borrowings to finance acquisitions.

The average number of shares outstanding during 1996 was 10.5 million compared to 9.8 million, primarily due to stock issued in connection with the acquisition of CMB Industries in December 1995.

Fiscal 1995 Compared with Fiscal 1994

Consolidated sales from continuing operations were up 13% to $187,897,000 over 1994 sales of $166,260,000. Earnings from continuing operations were $10,693,000, or 16% higher than 1994. Included in 1994 earnings was an after-tax gain of $915,000 ($.09 per share) related to the sale of a division. Excluding this item, earnings from continuing operations increased 29% in 1995 compared to 1994.

Approximately 67% of the sales increase and 60% of the earnings before income tax increase was attributable to the Test, Measurement and Control segment which had a 30% sales and earnings increase over 1994. Fluid Controls and Construction sales increased 3% with earnings before taxes growing almost 25%. Excluding 1994's gain on the sale of the division, Farm Equipment earnings before taxes increased 11% on a 15% sales increase.

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

Other income in 1994 included the $1.475 million pretax gain related to the sale of the Company's Du-Al division. Interest expense declined 12.2% in 1995 from 1994 as borrowings were reduced by $9 million throughout the year.

Segment Operating Review

Fluid Controls and Construction Products Segment

           (In Thousands)   1996     1995     1994
                          --------  -------  -------
Sales                     $115,497  $80,732  $78,745
Earnings before taxes       15,134   10,766    8,624


Sales and earnings before taxes in 1996 increased 43% and 41%, respectively, over the prior year. This increase was primarily due to the improved performance of the Core Fluid Control Group which benefitted from recent acquisitions and expanded distribution efforts. While all of the recent acquisitions (OGASCO, acquired effective January 1, 1995; CMB Industries, acquired effective December 1, 1995; and Davis Filters, acquired effective January 1, 1996) contributed to the growth in sales and earnings, the base businesses of the Core Fluid Control Group had increases in sales and earnings.

Test, Measurement and Control Segment

          (In Thousands)   1996     1995     1994
                          -------  -------  -------
Sales                     $69,131  $63,819  $49,229
Earnings before taxes       8,015    6,928    5,328


Sales and earnings before taxes increased 8% and 16%, respectively, over 1995. This strong improvement was fueled by new product offerings and operating efficiencies.

Farm Equipment Segment


             (In Thousands)     1996     1995     1994
                               -------  -------  -------
Sales                          $45,529  $43,346  $38,286
Earnings before taxes            5,073    6,075    7,257

Sales increased 5% over 1995 with earnings before taxes down 16%. Difficult weather conditions early in fiscal 1996 resulted in lower demand for certain higher margin products. This change in product mix also resulted in higher sales incentives. Operations improved during the latter part of fiscal 1996 with fourth quarter sales and earnings ahead of 1995's fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

One of the Company's financial strengths has been its ability to generate cash from its operating activities. In 1996, the Company again experienced positive operating cash flow as operating activities provided $14.2 million. Cash flow generation has been enhanced by the Company's ongoing efforts to improve operating efficiencies, make cost reductions, and manage working capital requirements to support increased sales volumes.

During 1996 the Company exercised its maximum allowable prepayment options and reduced its 10% rate long-term debt by $8 million. Accordingly, debt as a percentage of capital employed was reduced to 22.1% at August 31, 1996 from 31.5% at the end of the previous fiscal year.

The Company continued to invest in its future during 1996 by making two strategic acquisitions and making capital expenditures of $5.4 million. The total cost of the acquisitions included a combination of cash, debt assumptions and notes payable issued totaling $15.6 million and the issuance of 857,283 shares of the Company's common stock, valued at $13.50 per share. The $13 million net cash received during 1996 from the sale of the Company's Cherokee subsidiary helped finance these acquisitions. The majority of capital expenditures were focused at those units where the Company believes it has the greatest growth potential. The Company plans to invest $10 to $12 million in capital expenditures in fiscal 1997, excluding business acquisitions, with major emphasis on expanding facilities at several locations to support growth and improve efficiencies.

The Company continues its active program to complement internal growth with acquisition of product lines and businesses that meet the Company's selective criteria. It is expected that this effort may require the significant expenditure of funds over the next few years.

At August 31, 1996, the Company had working capital of $72.6 million with a current ratio of 2.8 to 1. Management believes its current cash position, cash flows from operations, unused lines of credit ($15,300,000 at August 31, 1996), along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, new product development and acquisition activities.

At the Company's current quarterly dividend rate of $.06 per share, future annual dividend payments would approximate $2.6 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $27.3 million are available for dividends, subject to future earnings levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the report of independent accountants thereon of Coopers & Lybrand L.L.P., independent auditors for the Company, are included in Exhibit 13 and are identified in Item 14(a)(1) of this report. Other financial statement schedules are filed pursuant to Item 14(a)(2) and exhibits are filed pursuant to Item 14(a)(3) of this report.

Selected quarterly financial data for the years 1996 and 1995 appear in Note 13 to the financial statements on F-17 (see Exhibit 13).


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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided as to the Executive Officers of the
Company:


                                                                             Percentage of
                                                                             Company's
                                                                             Outstanding Common
                                                       Common Shares         Shares Beneficially
                                                       Beneficially Owned    Owned as of Oct.
        Name          Age  Capacities in Which Served  as of Oct. 15, 1996   15, 1996
--------------------  ---  --------------------------  --------------------  --------------------
David R. Zimmer*      50   President and Chief             125,407                   1.1%
                           Executive Officer since
                           March 1992 (previously
                           President and Chief
                           Executive Officer of New
                           Venture Gear, Inc. since
                           January 1990)
Lawrence J. Murphy*   54   Executive Vice President         36,546                   ***
                           since October 1990
                           (previously Vice
                           President-Finance, three
                           years)
Mark J. MacGuidwin**  44   Vice President-Finance               0                    ***
                           and Chief Financial
                           Officer since October
                           1996 (previously Vice
                           President, Controller of
                           Varity Corporation since
                           1995; previously Vice
                           President-Finance of
                           Libbey-Owens-Ford Co.
                           since 1990)
Thomas G. Hooper*     52   Treasurer and Controller         12,667                   ***
                           since October 1990
                           (previously Controller
                           since 1981)
James P. Dixon*       52   Vice President-Planning          13,069                   ***
                           since January 1994
                           (previously Vice
                           President-Marketing,
                           since October 1990;
                           previously
                           Manager-Marketing
                           Services, since April
                           1990)

*    Elected by the Board of Directors on January 9, 1996
**   Elected by the Board of Directors on October 2, 1996
***  Less than 1%

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

                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)   1.   FINANCIAL STATEMENTS. (Included in Exhibit 13)


                                                                    PAGES IN
                                                                      EX-13
                                                                    --------

Report of Management..................................................F-1
Report of Independent Accountants.....................................F-2
Consolidated Statements of Earnings for the Years Ended
       August 31, 1996, 1995 and 1994.................................F-3
Consolidated Balance Sheets as of August 31, 1996 and 1995............F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
       August 31, 1996, 1995 and 1994.................................F-5
Consolidated Statements of Cash Flows for the Years Ended
       August 31, 1996, 1995 and 1994.................................F-6
Notes to Consolidated Financial Statements for the Years Ended
       August 31, 1996, 1995 and 1994 ................................F-7 - F-17


      2.   FINANCIAL STATEMENT SCHEDULES

(A)        Consent of Independent Accountants..........................EX-23

(B)        Schedule Index:                                          PAGE IN
                                                                      10-K
                                                                    --------

             Schedule II - Valuation and Qualifying Accounts ..........16


Schedules other than those listed are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



(A)  3. EXHIBITS

        The exhibits are listed on the accompanying Index to Exhibits.

(B)  4. REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

CORE INDUSTRIES INC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended August 31, 1996, 1995 and 1994


     COLUMN A                      COLUMN B         COLUMN C            COLUMN D          COLUMN E
------------------                 ----------    ---------------        ----------        ---------
                                                 (1)         (2)


                                                             CHARGED
                                   BALANCE AT  CHARGED TO    TO OTHER                        BALANCE
                                   BEGINNING   COSTS AND     ACCOUNTS-   DEDUCTIONS -        AT END
                                   OF PERIOD    EXPENSES     DESCRIBE      DESCRIBE        OF PERIOD
                                   ----------  ----------  ------------ -----------------  ----------
                                                                            (NOTE A)

Allowance for doubtful
accounts, deducted from
accounts receivable in
the balance sheet:

1996                               $1,020,000    $212,000  $(86,000) (C)   $ 58,000         $1,260,000
                                   ==========    ========  =========       ========         ==========

1995                               $  960,000    $300,000  $120,000  (B)   $120,000         $1,020,000
                                   ==========    ========  =========       ========         ==========

1994                               $  970,000    $480,000                  $490,000         $  960,000
                                   ==========    ========                  ========         ==========



Note A:      Accounts written off

Note B:      Discontinued operations

Note C:      Acquisition

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 1996                  CORE INDUSTRIES INC
       ----------------            -----------------------------------------
                              By:  /s/ THOMAS G. HOOPER
                                   -----------------------------------------
                              Thomas G. Hooper, Treasurer and Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


CHIEF EXECUTIVE OFFICER:

/s/ DAVID R. ZIMMER                                   October 29, 1996
-------------------                                   ----------------
David R. Zimmer, President and Director                     Date

CHIEF FINANCIAL OFFICER:


/s/ MARK J. MACGUIDWIN                                October 29, 1996
----------------------                                ----------------
Mark J. MacGuidwin, Vice President - Finance                Date

OTHER DIRECTORS:


/s/ JAY A. ALIX                                       October 29, 1996
---------------                                       ----------------
Jay A. Alix                                               Date

/s/ RICHARD P. KUGHN                                  October 29, 1996
--------------------                                  ----------------
Richard P. Kughn                                          Date

/s/ HAROLD M. MARKO                                   October 29, 1996
-------------------                                   ----------------
Harold M. Marko                                           Date

/s/ LAWRENCE J. MURPHY                                October 29, 1996
----------------------                                ----------------
Lawrence J. Murphy, Executive Vice President              Date

/s/ ALAN E. SCHWARTZ                                  October 29, 1996
--------------------                                  ----------------
Alan E. Schwartz                                          Date

/s/ ROBERT G. STONE, JR.                              October 29, 1996
------------------------                              ----------------
Robert G. Stone, Jr.                                      Date

                              INDEX TO EXHIBITS




EXHIBIT                           DESCRIPTION
-------------------------------  ----------------------------------------------------------------------------------
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

10(d)                            Preferred Share Purchase Rights (Incorporated by reference to Company's Form 8-K
                                 Report dated September 28, 1988)

10(e)                            Deferred Compensation for Non-Employee Directors**

10(f)                            Agreement and Plan of Merger between Core Industries Inc and CMB Industries***

10(g)(1)                         9.75% Note Agreement dated August 1, 1987 between the Company and The Northwestern
                                 Mutual Life Insurance Company**

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

10(h)(1)                         10.02% Note Agreements dated as of March 15, 1989 between the Company and The
                                 Northwestern Mutual Life Insurance Company/Allstate Life Insurance Company**

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

*11                              Calculations of Earnings Per Share

*13                              Financial Statements

*22                              Subsidiaries of the Company

*23                              Consent of Coopers & Lybrand L.L.P. relating to Financial Statement Schedule

*27                              Financial Data Schedule


*  Filed herewith
** Incorporated by reference to exhibits to the 1992 Form 10-K
***Incorporated by reference to exhibit 2.1, Form 8-K/A filed February 22, 1996

NOTE: The Exhibits attached to this report will be furnished to requesting security holders upon payment of a reasonable fee to reimburse the Company for expenses incurred by the Company in furnishing such Exhibits.