Form 10-Q
period 1996-11-29
CORE INDUSTRIES INC
filed 1997-01-09
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 29, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from        to
                                    ------    ------


                          Commission file number 1-5034


                               CORE INDUSTRIES INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                     38-1052434
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 P. O. Box 2000, Bloomfield Hills, Michigan             48304
-------------------------------------------           ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (810) 642-3400
                                                      --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at December 31, 1996 - 10,722,931 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                    (Dollars in 000s, except per share data)

                                                       First Quarter Ended
                                                  -----------------------------
                                                  Nov. 29, 1996    Dec. 1, 1995
                                                  -------------    ------------
Net sales                                         $      58,024    $     46,437

Cost of sales                                     $      37,852    $     30,914
Selling, general and administrative expenses             14,349          11,042
Interest expense                                            754             805
Other income                                               (139)           (114)
                                                  -------------    ------------
                                                  $      52,816    $     42,647
                                                  -------------    ------------

Earnings before taxes on income                   $       5,208    $      3,790

Taxes on income                                           1,910           1,380
                                                  -------------    ------------

Net earnings                                      $      3,298     $      2,410
                                                  =============    ============

Net earnings per share                            $         .31    $        .25
                                                  =============    ============

Dividends per share                               $         .06    $        .06
                                                  =============    ============

Weighted average shares of stock outstanding         10,717,000       9,827,000
                                                  =============    ============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Dollars in 000s)

                                     ASSETS
                                                                  Nov. 29, 1996
                                                                   (Unaudited)     Aug. 31, 1996
                                                                  -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                    $         674    $         572
     Accounts receivable, less collection allowances of
         $1,380 at November 29 and $1,260 at August 31                   50,344           56,923
     Inventories                                                         54,268           51,935
     Prepaid expenses                                                     1,028            1,199
     Deferred taxes on income                                             2,137            2,167
                                                                  -------------    -------------
         TOTAL CURRENT ASSETS                                     $     108,451    $     112,796
                                                                  -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                   $         896    $         896
     Buildings                                                           17,824           17,552
     Machinery and equipment                                             45,150           43,173
                                                                  -------------    -------------
         Total                                                    $      63,870    $      61,621
     Less accumulated depreciation                                       37,177           35,715
                                                                  -------------    -------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                      $      26,693    $      25,906
                                                                  -------------    -------------
OTHER ASSETS:
     Excess of cost over net assets of companies acquired         $      22,075    $      22,251
     Investment in real estate partnership                                1,238            1,273
     Notes receivable                                                     4,212            4,311
     Prepaid pensions and other                                           6,543            6,412
                                                                  -------------    -------------
         TOTAL OTHER ASSETS                                       $      34,068    $      34,247
                                                                  -------------    -------------
                                                                  $     169,212    $     172,949
                                                                  =============    =============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                  Nov. 29, 1996
                                                                   (Unaudited)     Aug. 31, 1996
                                                                  -------------    -------------
CURRENT LIABILITIES:
     Notes payable                                                $       2,100    $       5,100
     Accounts payable                                                    11,857           13,016
     Accrued payroll and other expenses                                  12,308           15,721
     Dividends payable                                                      644              643
     Taxes on income                                                      1,941            1,090
     Long-term debt due within one year                                   4,610            4,610
                                                                  -------------    -------------
         TOTAL CURRENT LIABILITIES                                $      33,460    $      40,180
                                                                  -------------    -------------
LONG-TERM DEBT, less amount due within one year                          24,410           24,520
DEFERRED TAXES ON INCOME                                                  2,350            2,250
ACCRUED EMPLOYEE BENEFITS                                                 3,445            3,355
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000,000 shares
         Issued - none
     Common stock, par value $1:
         Authorized - 20,000,000 shares
         Issued - 11,276,000 shares at November 29
            and 11,261,000 at August 31                           $      11,276    $      11,261
     Additional paid-in capital                                           8,701            8,570
     Retained earnings                                                   87,576           84,922
     Cumulative translation adjustments                                     620              517
     Treasury stock (553,000 shares) - at cost                           (2,626)          (2,626)
                                                                  -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                               $     105,547    $     102,644
                                                                  -------------    -------------
                                                                  $     169,212    $     172,949
                                                                  =============    =============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    (in 000s)
                                                    Additional                Cumulative
                                       Common        Paid-In      Retained    Translation      Treasury
                                        Stock        Capital      Earnings    Adjustments       Stock
                                      --------      --------      --------    -----------      --------
Balance, August 31, 1996              $ 11,261      $  8,570      $ 84,922    $       517      ($ 2,626)
       Net earnings                                                  3,298
       Cash dividends declared,
              $.06 per share                                          (644)
       Stock issued - compensation
              plans                         15           131
       Foreign currency adjustments                                                   103
                                      --------      --------      --------    -----------      --------

Balance, November 29, 1996            $ 11,276      $  8,701      $ 87,576    $       620      ($ 2,626)
                                      ========      ========      ========    ===========      ========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                    (in 000s)
                                                                        First Quarter Ended
                                                                  -----------------------------
                                                                  Nov. 29, 1996    Dec. 1, 1995
                                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                 $       3,298    $      2,410
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation and amortization                               1,717           1,210
              Deferred taxes on income                                      130              80
              Net changes in:
                  Accounts receivable                                     6,579             273
                  Inventories                                            (2,333)           (637)
                  Prepaid expenses                                          171            (347)
                  Taxes on income                                           851             (75)
                  Accounts payable                                       (1,159)            887
                  Accrued payroll and other expenses                     (3,412)         (2,829)
                  Other non-current assets and liabilities                   80            (290)
                                                                  -------------    ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES           $       5,922    $        682

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        ($       2,287)  ($        583)
     Discontinued operations                                                 --            (690)
     Other                                                                  221              (7)
                                                                  -------------    ------------

              NET CASH USED IN INVESTING ACTIVITIES              ($       2,066)  ($      1,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on short-term notes               ($       3,000)   $        700
     Reductions in long-term debt                                          (110)           (110)
     Cash dividends paid                                                   (644)           (590)
                                                                  -------------    ------------
              NET CASH USED IN FINANCING ACTIVITIES              ($       3,754)   $          0
                                                                  -------------    ------------

              NET INCREASE (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                                           102            (598)

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                572           1,135
                                                                  -------------    ------------

              CASH AND CASH EQUIVALENTS, END OF PERIOD            $         674    $        537
                                                                  =============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                $       1,041    $      1,325
                                                                  =============    ============
     Income taxes paid                                            $         768    $      1,374
                                                                  =============    ============

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                    (Dollars in 000s unless otherwise stated)

NOTE A

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the information presented therein, and such adjustments are of a normal recurring nature.

NOTE B

     Reference is made to the Company's Annual Report on Form 10-K for the year ended August 31, 1996, for a description of accounting policies and other detailed footnote information.

NOTE C - Inventories

                                                        12/29/96       08/31/96
                                                        --------       --------
     Raw materials and supplies                         $ 26,318       $ 24,399
     Work in process                                       8,172          7,864
     Finished goods                                       19,778         19,672
                                                        --------       --------
                                                        $ 54,268       $ 51,935
                                                        ========       ========

NOTE D - Segment Information

                                                          First Quarter Ended
                                                        -----------------------
                                                        11/29/96       12/01/95
                                                        --------       --------
Net Sales
     Fluid Controls and Construction Products           $ 27,306       $ 20,826
     Test, Measurement and Control                        16,427         16,224
     Farm Equipment                                       14,291          9,387
                                                        --------       --------
         Total                                          $ 58,024       $ 46,437
                                                        ========       ========

Earnings Before Income Taxes
     Fluid Controls and Construction Products           $  3,412       $  3,006
     Test, Measurement and Control                         1,621          1,618
     Farm Equipment                                        2,066            935
     Corporate unallocated                                (1,137)          (964)
     Interest expense                                       (754)          (805)
                                                        --------       --------
         Total                                          $  5,208       $  3,790
                                                        ========       ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net earnings for the first quarter of fiscal 1997 increased 37% to $3,298,000 or $.31 per share on sales of $58,024,000 compared with last year's first quarter net earnings of $2,410,000, net earnings per share of $.25 and sales of $46,437,000. There were 9% more shares outstanding during this year's first quarter compared to last year.

     For the first quarter of fiscal 1997, the Company's Fluid Controls and Construction Products Segment provided 47% of total sales; the Test, Measurement and Control Segment, 28% of total sales; and the Farm Equipment Segment, 25% of sales. Net sales and earnings before income taxes of the Fluid Controls and Construction Products Segment increased 31% and 13%, respectively, compared with the prior year's first quarter. This segment benefitted from the acquisitions of CMB Industries and Davis Filters in the second quarter of fiscal 1996. The Farm Equipment Segment had a strong performance with sales and earnings before income taxes ahead of last year by 52% and 121%, respectively, helped by both the strong grain market and favorable acceptance of new products.

     Overall gross margins on net sales for the first quarter of fiscal 1997 improved to 34.8% from 33.4% last year as a result of favorable product mix changes. Selling, general and administrative expenses increased to 24.7% of sales in this year's first quarter from 23.8% last year, primarily due to higher sales expenses at CMB Industries. CMB (acquired in the second quarter of fiscal
1996), traditionally has had higher selling expenses than Core due to its higher distribution costs.

     Interest expense declined 6.3% in this year's first quarter compared with last year due to reduced borrowings.


LIQUIDITY AND CAPITAL RESOURCES

     At November 29, 1996, the Company had working capital of $75 million and a current ratio of 3.2 to 1, and the Company's capital employed (total debt and equity) amounted to $137 million. The debt to capital ratio improved to 23% from 31% a year ago primarily due to the Company exercising its maximum allowable prepayment options and reducing its 10% rate long-term debt by $8 million over the past year.

     The Company is negotiating to replace its $20 million line of credit facility with a $50 million unsecured revolving credit facility with a major domestic bank. Although there was only $1.7 million in short-term bank borrowings at November 29, 1996, the increased capacity will provide the Company committed funds to support its growth initiatives.

     Management believes its current cash position, cash flows from operations, along with its borrowing capacity, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, new product development, and acquisition activities. During the first quarter of fiscal 1997, cash flow from operations improved over $5 million compared to last year's first quarter, primarily due to working capital reductions. At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreement with insurance companies, retained earnings of approximately $29 million are available for dividends, subject to future earnings levels.

                           PART II - OTHER INFORMATION


     Items 1 through 5 of Part II are omitted because they are not applicable or because they are not required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits - None

              (b) There were no reports on Form 8-K filed for the quarter ended November 29, 1996.

                                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CORE INDUSTRIES INC
                             --------------------------------------------------
                             (Registrant)


Date:  January 9, 1997       /s/ MARK J. MACGUIDWIN
       ---------------       --------------------------------------------------
                             Mark J. MacGuidwin
                             Vice President-Finance and Chief Financial Officer


Date:  January 9, 1997       /s/ THOMAS G. HOOPER
       ---------------       --------------------------------------------------
                             Thomas G. Hooper
                             Treasurer and Controller

                               INDEX TO EXHIBITS

EXHIBIT             DESCRIPTION

*27                 Financial Data Schedule

*Filed herewith