Form 10-Q
period 1997-02-28
CORE INDUSTRIES INC
filed 1997-04-10
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from         to        .
                                    -------    -------

                          Commission file number 1-5034


                               CORE INDUSTRIES INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      38-1052434
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or  organization)

P. O. Box 2000, Bloomfield Hills, Michigan                  48304
------------------------------------------                ---------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (810) 642-3400
                                                        --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at March 31, 1997 - 10,722,931 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (In 000s, except per share data)
                                                       Second Quarter Ended          Six Months Ended
                                                     -----------------------     -----------------------
                                                      02/28/97      03/01/96      02/28/97      03/01/96
                                                     ---------     ---------     ---------     ---------
Net sales                                            $  58,231     $  58,322     $ 116,255     $ 104,759

Cost of sales                                        $  38,365     $  39,207     $  76,217     $  70,121
Selling, general and administrative
     expenses                                           14,329        13,653        28,678        24,695
Interest expense                                           745         1,205         1,499         2,010
Other income                                              (528)         (255)         (667)         (369)
                                                     ---------     ---------     ---------     ---------
                                                     $  52,911     $  53,810     $ 105,727     $  96,457
                                                     ---------     ---------     ---------     ---------

Earnings before taxes on income                      $   5,320     $   4,512     $  10,528     $   8,302

Taxes on income                                          1,990         1,650         3,900         3,030
                                                     ---------     ---------     ---------     ---------

Net earnings                                         $   3,330     $   2,862     $   6,628     $   5,272
                                                     =========     =========     =========     =========


Net earnings per share                               $    0.31     $    0.27     $    0.62     $    0.52
                                                     =========     =========     =========     =========

Dividends per share                                  $    0.06     $    0.06     $    0.12     $    0.12
                                                     =========     =========     =========     =========

Average shares of stock outstanding                     10,723        10,576        10,720        10,199
                                                     =========     =========     =========     =========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Dollars in 000s)
                                     ASSETS
                                                                02/28/97
                                                               (Unaudited)     08/31/96
                                                               ----------     ---------
CURRENT ASSETS:
     Cash and cash equivalents                                  $     481     $     572
     Accounts receivable, less collection allowances of
         $1,410 at February 28 and $1,260 at August 31             55,050        56,923
     Inventories                                                   58,548        51,935
     Prepaid expenses                                               2,102         1,199
     Deferred taxes on income                                       1,957         2,167
                                                                ---------     ---------
         TOTAL CURRENT ASSETS                                   $ 118,138     $ 112,796
                                                                ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                 $   1,351     $     896
     Buildings                                                     18,165        17,552
     Machinery and equipment                                       44,541        43,173
                                                                ---------     ---------
         Total                                                  $  64,057     $  61,621
     Less accumulated depreciation                                 36,155        35,715
                                                                ---------     ---------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                    $  27,902     $  25,906
                                                                ---------     ---------
OTHER ASSETS:
     Excess of cost over net assets of companies acquired       $  21,911     $  22,251
     Investment in real estate partnership                          1,231         1,273
     Notes receivable                                               4,409         4,311
     Restricted cash                                                3,362          --
     Prepaid pensions and other                                     6,865         6,412
                                                                ---------     ---------
         TOTAL OTHER ASSETS                                     $  37,778     $  34,247
                                                                ---------     ---------
                                                                $ 183,818     $ 172,949
                                                                =========     =========
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                 02/28/97
                                                                (Unaudited)     08/31/96
                                                                ----------     ---------
CURRENT LIABILITIES:
     Notes payable                                               $   9,500     $   5,100
     Accounts payable                                               10,849        13,016
     Accrued payroll and other expenses                             14,846        15,721
     Dividends payable                                                 643           643
     Taxes on income                                                 1,185         1,090
     Long-term debt due within one year                              4,610         4,610
                                                                 ---------     ---------
         TOTAL CURRENT LIABILITIES                               $  41,633     $  40,180
                                                                 ---------     ---------
LONG-TERM DEBT, less amount due within one year                     28,410        24,520
DEFERRED TAXES ON INCOME                                             2,380         2,250
ACCRUED EMPLOYEE BENEFITS                                            3,536         3,355
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000 shares
         Issued - none
     Common stock, par value $1:
         Authorized - 20,000,000 shares
         Issued - 11,276,000 shares at February 28
              and 11,261,000 at August 31                        $  11,276     $  11,261
     Additional paid-in capital                                      8,701         8,570
     Retained earnings                                              90,264        84,922
     Cumulative translation adjustments                                244           517
     Treasury stock (553,000 shares) - at cost                      (2,626)       (2,626)
                                                                 ---------     ---------
         TOTAL STOCKHOLDERS' EQUITY                              $ 107,859     $ 102,644
                                                                 ---------     ---------
                                                                 $ 183,818     $ 172,949
                                                                 =========     =========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                (Dollars in 000s)
                                                            Additional                     Cumulative
                                                Common         Paid-In      Retained      Translation      Treasury
                                                 Stock         Capital      Earnings       Adjustment         Stock
                                              --------      ----------     ---------      -----------      --------
Balance, August 31, 1996                      $ 11,261      $    8,570     $  84,922      $       517      ($ 2,626)
       Net earnings                                                            6,628
       Cash dividends declared,
              $.12 per share                                                  (1,286)
       Stock issued - compensation
              plans                                 15             131
       Foreign currency adjustments                                                              (273)
                                              --------      ----------     ---------      -----------      --------
Balance, February 28, 1997                    $ 11,276      $    8,701     $  90,264      $       244      ($ 2,626)
                                              ========      ==========     =========      ===========      ========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (Dollars in 000s)
                                                                              Six Months Ended
                                                                            ---------------------
                                                                            02/28/97     03/01/96
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $ 6,628     $  5,272
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation and amortization                                    3,302        2,739
              Deferred taxes on income                                           340        1,420
              Discontinued operations                                           --         (1,233)
              Net changes in:
                  Accounts receivable                                          1,873       (6,289)
                  Inventories                                                 (6,613)      (4,275)
                  Prepaid expenses                                              (903)      (1,785)
                  Taxes on income                                                 94         (501)
                  Accounts payable                                            (2,167)       3,215
                  Accrued payroll and other expenses                            (875)        (143)
                  Other non-current assets and liabilities                      (611)         (74)
                                                                             -------     --------
              NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           $ 1,068     ($ 1,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    ($4,928)    ($ 1,595)
     Acquisition of businesses                                                  --         (8,642)
     Other                                                                       127           52
                                                                             -------     --------
              NET CASH USED IN INVESTING ACTIVITIES                          ($4,801)    ($10,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on short-term notes                                      $ 4,400     $ 12,913
     Industrial Development Bond financing                                     4,000         --
     Restricted cash re: bond financing                                       (3,362)        --
     Reductions in long-term debt                                               (110)         (66)
     Cash dividends paid                                                      (1,286)      (1,232)
                                                                             -------     --------
              NET CASH FROM FINANCING ACTIVITIES                             $ 3,642     $ 11,615
                                                                             -------     --------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                          (91)        (224)

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     572        1,135
                                                                             -------     --------

              CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   481     $    911
                                                                             =======     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                           $ 1,447     $  2,129
                                                                             =======     ========
     Income taxes paid                                                       $ 3,731     $  2,280
                                                                             =======     ========

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

NOTE C - Inventories

                                                      02/28/97          08/31/96
                                                     ---------         ---------
     Raw materials and supplies                      $  29,654         $  24,399
     Work in process                                     8,013             7,864
     Finished goods                                     20,881            19,672
                                                     ---------         ---------
                                                     $  58,548         $  51,935
                                                     =========         =========

NOTE D - Segment Information

                                                         Second Quarter Ended
                                                     ---------------------------
                                                      02/28/97          03/01/96
                                                     ---------         ---------
Net Sales
     Fluid Controls and Construction Products        $  27,770         $  30,720
     Test, Measurement and Control                      16,996            16,267
     Farm Equipment                                     13,465            11,335
                                                     ---------         ---------
         Total                                       $  58,231         $  58,322
                                                     =========         =========

Earnings Before Income Taxes
     Fluid Controls and Construction Products        $   3,416         $   3,805
     Test, Measurement and Control                       1,850             1,671
     Farm Equipment                                      1,769             1,314
     Corporate unallocated                                (970)           (1,073)
     Interest expense                                     (745)           (1,205)
                                                     ---------         ---------
         Total                                       $   5,320         $   4,512
                                                     =========         =========

                                                           Six Months Ended
                                                     ---------------------------
                                                      02/28/97          03/01/96
                                                     ---------         ---------
Net Sales
     Fluid Controls and Construction Products        $  55,076         $  51,546
     Test, Measurement and Control                      33,423            32,491
     Farm Equipment                                     27,756            20,722
                                                     ---------         ---------
         Total                                        $116,255          $104,759
                                                     =========         =========

Earnings Before Income Taxes
     Fluid Controls and Construction Products        $   6,828         $   6,811
     Test, Measurement and Control                       3,471             3,289
     Farm Equipment                                      3,835             2,249
     Corporate unallocated                              (2,107)           (2,037)
     Interest expense                                   (1,499)           (2,010)
                                                     ---------         ---------
         Total                                       $  10,528         $   8,302
                                                     =========         =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the first half of fiscal 1997, sales of $116,255,000 were up 11% over $104,759,000 in the first half of fiscal 1996. The record first half net earnings of $6,628,000 or $.62 per share were up 26% over the first half of fiscal 1996 net earnings of $5,272,000 or $.52 per share. There were 5% more shares outstanding during this year's first half compared to last year, primarily related to acquisitions.

     For the second quarter of fiscal 1997, sales were $58,231,000, compared with $58,322,000 for the same quarter of last year. The net earnings for the quarter rose 16% to a record $3,330,000 ($.31 per share) from $2,862,000 ($.27 per share) for the second quarter of fiscal 1996.

     For the first six months of fiscal 1997, the Company's Fluid Controls and Construction Products Segment provided 47% of total sales; the Test, Measurement and Control Segment, 29% of total sales; and the Farm Equipment Segment, 24% of sales. The Farm Equipment Segment followed up a very strong first quarter with a strong second quarter as sales and earnings before income taxes for the first six months were ahead of last year by 34% and 71%, respectively. The Farm Equipment Segment's improvement was helped by both the strong grain market and favorable acceptance of new products, although sales in the second quarter were hurt by blizzard conditions in much of the Upper Plains states. The Test, Measurement and Control Segment also had improved second quarter and first half results with sales and earnings before taxes for the first six months up 3% and 6%, respectively, over last year's first half. Results, however, were negatively affected by relocating portions of the GSE, Inc. operations to improve ongoing efficiencies. Net sales and earnings before income taxes for the second quarter in the Fluid Controls and Construction Products Segment both decreased 10% compared with last year's second quarter, after first quarter favorable comparisons with last year. "Project revenue" (at OGASCO, CMB Industries and Robert Carter Company) could not match last year's strong second quarter performance.

     Overall gross margins on net sales for the half of fiscal 1997 improved to 34.4% from 33.1% as a result of favorable product mix changes. Selling, general and administrative (SG & A) expenses increased to 24.7% of sales in this year's first half from 23.6% last year, primarily due to higher sales expenses at CMB Industries. CMB (acquired at the beginning of the second quarter of fiscal
1996), traditionally has had higher selling expenses than Core due to its higher distribution costs. The Robert Carter Company's lower second quarter sales, with relatively fixed SG & A expenses, also contributed to the higher percentage of SG & A expenses to sales.

     Interest expense declined 25% in this year's first half compared with last year due to reduced borrowings. The increase in other income for the first half compared with last year relates primarily to higher interest income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, the Company had working capital of $77 million and a current ratio of 2.8 to 1, and the Company's capital employed (total debt and equity) amounted to $150 million. The debt to capital ratio improved to 27% from 38% a year ago. Over the past 12 months, strong cash flow from operations, combined with the initial proceeds from the sale of discontinued operations in March, 1996, allowed the Company to increase capital spending to support future sales growth and to reduce debt by $15.7 million.

     In January, 1997 the Company replaced a $20 million line of credit facility with a $50 million unsecured revolving agreement with a major domestic bank. Management believes that this new committed borrowing facility, together with the Company's expected cash flows from operations, is adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, and new product development.

     In December, 1996 the Company obtained $4,000,000 in low interest industrial development revenue bond financing. These funds are being used to support expansion at the Company's Sunflower Manufacturing facility in Beloit, Kansas.

     At the Company's current dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $31 million are available for dividends, subject to future earnings levels.

                           PART II - OTHER INFORMATION


     Items 1, 2 and 3 of Part II are omitted because they are not applicable or because they are not required.


ITEM 4.  A SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on January 14, 1997. In voting for directors to serve for a term of three years, Lawrence J. Murphy, Robert G. Stone, Jr., and Lloyd E. Reuss were elected with 9,704,758 votes for and 113,908 votes withheld. Other directors continuing in office are Harold M. Marko, Alan E. Schwartz, Richard P. Kughn, and David R. Zimmer.


ITEM 5.  OTHER INFORMATION

     On March 26, 1997, the Company's Board of Directors approved executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the Company. Additionally, should a change in control occur, restrictions on certain stock options would lapse. In connection with these agreements, the executives agreed to not compete with the Company for two years.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10(k)(1)     Change in Control Agreement with David R. Zimmer

         10(k)(2)     Change in Control Agreement with Lawrence J. Murphy

         10(k)(3)     Change in Control Agreement with James P. Dixon

         10(k)(4)     Change in Control Agreement with Thomas G. Hooper

     (b) There were no reports on Form 8-K filed for the quarter ended February 28, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CORE INDUSTRIES INC
                              --------------------------------------------------
                              (Registrant)


Date:  April 10, 1997         /s/ MARK J. MACGUIDWIN
       --------------         --------------------------------------------------
                              Mark J. MacGuidwin
                              Vice President-Finance and Chief Financial Officer


Date:  April 10, 1997         /s/ THOMAS G. HOOPER
       --------------         --------------------------------------------------
                              Thomas G. Hooper
                              Treasurer and Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION

10(k)(1)            Change in Control Agreement with David R. Zimmer

10(k)(2)            Change in Control Agreement with Lawrence J. Murphy

10(k)(3)            Change in Control Agreement with James P. Dixon

10(k)(4)            Change in Control Agreement with Thomas G. Hooper

27                  Financial Data Schedule