Form 10-Q
period 1997-05-31
CORE INDUSTRIES INC
filed 1997-07-08
CIK 91817

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from         to        .
                                    -------    -------

                          Commission file number 1-5034


                               CORE INDUSTRIES INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      38-1052434
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

P. O. Box 2000, Bloomfield Hills, Michigan                 48304
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (810) 642-3400
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at June 30, 1997 - 10,752,608 shares.

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (In 000s, except per share data)

                                              Third Quarter Ended          Nine Months Ended
                                            ----------------------     -----------------------
                                            05/31/97      05/31/96      05/31/97      05/31/96
                                            --------     ---------     ---------     ---------
Net sales                                   $ 76,562     $  63,124     $ 192,817     $ 167,883

Cost of sales                               $ 51,096     $  42,597     $ 127,313     $ 112,718
Selling, general and administrative
     expenses                                 17,192        14,110        45,870        38,805
Interest expense                                 904         1,020         2,403         3,030
Other income                                    (225)         (303)         (892)         (672)
                                            --------     ---------     ---------     ---------
                                            $ 68,967     $  57,424     $ 174,694     $ 153,881
                                            --------     ---------     ---------     ---------

Earnings before taxes on income             $  7,595     $   5,700     $  18,123     $  14,002

Taxes on income                                2,870         2,080         6,770         5,110
                                            --------     ---------     ---------     ---------

Net earnings                                $  4,725     $   3,620     $  11,353     $   8,892
                                            ========     =========     =========     =========


Net earnings per share                      $   0.44     $    0.34     $    1.06     $    0.86
                                            ========     =========     =========     =========

Dividends per share                         $   0.06     $    0.06     $    0.18     $    0.18
                                            ========     =========     =========     =========

Average shares of stock outstanding           10,723        10,709        10,721        10,369
                                            ========     =========     =========     =========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Dollars in 000s)
                                     ASSETS
                                                                   05/31/97
                                                                 (Unaudited)     08/31/96
                                                                 ----------     ---------
CURRENT ASSETS:
     Cash and cash equivalents                                    $     952     $     572
     Accounts receivable, less collection allowances of
         $1,810 at May 31 and $1,260 at August 31                    56,706        56,923
     Inventories                                                     65,977        51,935
     Prepaid expenses                                                 2,117         1,199
     Deferred taxes on income                                         2,117         2,167
                                                                  ---------     ---------
         TOTAL CURRENT ASSETS                                     $ 127,869     $ 112,796
                                                                  ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                   $   1,306     $     896
     Buildings                                                       18,244        17,552
     Machinery and equipment                                         44,652        43,173
                                                                  ---------     ---------
         Total                                                    $  64,202     $  61,621
     Less accumulated depreciation                                   34,013        35,715
                                                                  ---------     ---------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                      $  30,189     $  25,906
                                                                  ---------     ---------
OTHER ASSETS:
     Excess of cost over net assets of companies acquired         $  29,917     $  22,251
     Investment in real estate partnership                            1,223         1,273
     Notes receivable                                                 1,032         4,311
     Restricted cash                                                  2,398          --
     Prepaid pensions and other                                       6,950         6,412
                                                                  ---------     ---------
         TOTAL OTHER ASSETS                                       $  41,520     $  34,247
                                                                  ---------     ---------
                                                                  $ 199,578     $ 172,949
                                                                  =========     =========
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                   05/31/97
                                                                 (Unaudited)     08/31/96
                                                                 ----------     ---------
CURRENT LIABILITIES:
     Notes payable                                                $       0     $   5,100
     Accounts payable                                                13,350        13,016
     Accrued payroll and other expenses                              19,621        15,721
     Dividends payable                                                  643           643
     Taxes on income                                                  1,081         1,090
     Long-term debt due within one year                               4,660         4,610
                                                                  ---------     ---------
         TOTAL CURRENT LIABILITIES                                $  39,355     $  40,180
                                                                  ---------     ---------
LONG-TERM DEBT, less amount due within one year                      42,188        24,520
DEFERRED TAXES ON INCOME                                              2,200         2,250
ACCRUED EMPLOYEE BENEFITS                                             3,632         3,355
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1:
         Authorized - 100,000 shares
         Issued - none
     Common stock, par value $1:
         Authorized - 20,000,000 shares
         Issued - 11,276,000 shares at May 31
            and 11,261,000 at August 31                           $  11,276     $  11,261
     Additional paid-in capital                                       8,701         8,570
     Retained earnings                                               94,345        84,922
     Cumulative translation adjustments                                 507           517
     Treasury stock (553,000 shares) - at cost                       (2,626)       (2,626)
                                                                  ---------     ---------
         TOTAL STOCKHOLDERS' EQUITY                               $ 112,203     $ 102,644
                                                                  ---------     ---------
                                                                  $ 199,578     $ 172,949
                                                                  =========     =========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                (Dollars in 000s)
                                                 Additional                 Cumulative
                                         Common     Paid-In     Retained   Translation     Treasury
                                          Stock     Capital     Earnings   Adjustments        Stock
                                       --------     -------     --------   -----------     --------
Balance, August 31, 1996               $ 11,261     $ 8,570     $ 84,922   $       517     ($ 2,626)
       Net earnings                                               11,353
       Cash dividends declared,
              $.18 per share                                      (1,930)
       Stock issued - compensation
              plans                          15         131
       Foreign currency adjustments                                                (10)
                                       --------     -------     --------   -----------     --------
Balance, May 31, 1997                  $ 11,276     $ 8,701     $ 94,345    $      507     ($ 2,626)
                                       ========     =======     ========   ===========     ========

See notes to financial statements

                      CORE INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (Dollars in 000s)
                                                                  Nine Months Ended
                                                                ---------------------
                                                                05/31/97     05/31/96
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                               $ 11,353     $  8,892
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
              Depreciation and amortization                        5,265        4,245
              Deferred taxes on income                              --          3,380
              Net changes in:
                  Accounts receivable                              4,936       (4,847)
                  Inventories                                     (7,790)      (3,103)
                  Prepaid expenses                                  (909)      (1,409)
                  Taxes on income                                     (9)      (2,009)
                  Accounts payable                                (1,466)       1,038
                  Accrued payroll and other expenses                 (30)        (291)
                  Other non-current assets and liabilities          (408)         (91)
                                                                --------     --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 10,942     $  5,805

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       ($ 8,484)    ($ 2,691)
     Net proceeds from sale of division                              556         --
     Acquisition of businesses                                   (18,800)     (15,643)
     Discontinued operations                                        --         13,402
     Other                                                           257           69
                                                                --------     --------
              NET CASH USED IN INVESTING ACTIVITIES             ($26,471)    ($ 4,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on short-term notes              $ (5,100)    $  7,313
     Industrial Development Bond financing                         4,000         --
     Restricted cash re: bond financing                           (2,398)        --
     Changes in long-term debt                                    15,490       (6,066)
     Payments received on notes receivables                        5,847         --
     Cash dividends paid                                          (1,930)      (1,875)
                                                                --------     --------
              NET CASH FROM (USED IN) FINANCING ACTIVITIES      $ 15,909     ($   628)
                                                                --------     --------

              NET INCREASE IN CASH AND CASH EQUIVALENTS              380          314

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         572        1,135
                                                                --------     --------

              CASH AND CASH EQUIVALENTS, END OF PERIOD          $    952     $  1,449
                                                                ========     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                              $  2,675     $  3,644
                                                                ========     ========
     Income taxes paid                                          $  6,038     $  3,981
                                                                ========     ========

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

NOTE C - Inventories

                                                             05/31/97   08/31/96
                                                             --------   --------
     Raw materials and supplies                              $ 29,891   $ 24,399
     Work in process                                           13,726      7,864
     Finished goods                                            22,360     19,672
                                                             --------   --------
                                                             $ 65,977   $ 51,935
                                                             ========   ========

NOTE D - Acquisition

     Effective March 1, 1997, the Company acquired substantially all the assets of Air Gage Company, a privately held producer of gaging products and systems, with annual sales in excess of $30 million. The business was purchased for approximately $18.8 million. This transaction was accounted for as a purchase and Air Gage's results of operations have been included since March 1, 1997.

NOTE E - New Accounting Standards

     During October, 1995, the Financial Accounting Standards Board issued Statement No. 123. "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation and incentive plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. Adoption of this pronouncement is required and the Company intends to adopt the reporting requirements of the pronouncement in its financial statements for the year ended August 31, 1997. The Company will continue to record compensation expense related to stock options issued as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company for the year ending August 31, 1998. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of this change will not materially affect the previously reported earnings per share.

NOTE F - Subsequent Event

     On June 25, 1997, the Company entered into a definitive agreement pursuant to which all of the outstanding common stock of the Company is expected to be acquired by United Dominion Industries Ltd. United Dominion has commenced a tender offer to purchase for cash all of the outstanding common stock of Core for $25 per share in cash.

NOTE G - Segment Information

                                                           Third Quarter Ended
                                                        -----------------------
                                                         05/31/97      05/31/96
                                                        ---------     ---------
Net Sales
     Fluid Controls and Construction Products           $  31,290     $  32,656
     Test, Measurement and Control                         28,242        17,036
     Farm Equipment                                        17,030        13,432
                                                        ---------     ---------
         Total                                          $  76,562     $  63,124
                                                        =========     =========

Earnings Before Income Taxes
     Fluid Controls and Construction Products           $   4,479     $   4,320
     Test, Measurement and Control                          2,958         1,724
     Farm Equipment                                         2,246         1,555
     Corporate unallocated                                 (1,184)         (879)
     Interest expense                                        (904)       (1,020)
                                                        ---------     ---------
         Total                                          $   7,595     $   5,700
                                                        =========     =========

                                                            Nine Months Ended
                                                        -----------------------
                                                         05/31/97      05/31/96
                                                        ---------     ---------
Net Sales
     Fluid Controls and Construction Products           $  86,366     $  84,202
     Test, Measurement and Control                         61,665        49,527
     Farm Equipment                                        44,786        34,154
                                                        ---------     ---------
         Total                                          $ 192,817     $ 167,883
                                                        =========     =========

Earnings Before Income Taxes
     Fluid Controls and Construction Products           $  11,307     $  11,131
     Test, Measurement and Control                          6,429         5,013
     Farm Equipment                                         6,081         3,804
     Corporate unallocated                                 (3,291)       (2,916)
     Interest expense                                      (2,403)       (3,030)
                                                        ---------     ---------
         Total                                          $  18,123     $  14,002
                                                        =========     =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the first nine months of fiscal 1997, sales of $192,817,000 were up 15% over $167,883,000 in the first nine months of fiscal 1996. The 1997 record nine month net earnings of $11,353,000 or $1.06 per share were up 28% over the first nine months of fiscal 1996 net earnings of $8,892,000 or $.86 per share.

     For the third quarter of fiscal 1997, sales of $76,562,000 were 21% over the sales for the same quarter of last year of $63,124,000. The net earnings for the quarter rose 31% to a record $4,725,000 ($.44 per share) from $3,620,000 ($.34 per share) for the third quarter of fiscal 1996.

     For the first nine months of fiscal 1997, the Company's Fluid Controls and Construction Products Segment provided 45% of total sales; the Test, Measurement and Control Segment, 32% of total sales; and the Farm Equipment Segment, 23% of sales. For the third quarter, each of the Company's segments grew its earnings over the comparable period last year. The Farm Equipment Segment followed up a very strong first six months with a strong third quarter with sales and earnings before income taxes for the first nine months ahead of last year by 31% and 60%, respectively. The improvement was helped by both the strong grain market and excellent product acceptance. The Test, Measurement and Control Segment also had a very strong third quarter with sales and earnings before taxes for the third quarter 66% and 72% higher, respectively, compared with the 1996 third quarter. This significant growth reflects improvements in their base businesses and the acquisition of Air Gage Company, effective at the beginning of the third quarter. The Fluid Controls and Construction Products Segment delivered higher earnings in the third quarter (4% over last year) despite lower sales and earnings at Flow Technologies in Houston. Other divisions within the Fluid Control Group, especially CMB Industries, posted higher sales and earnings in the third quarter compared with last year. The sale of Poly Craft, Inc. as of April 25, 1997 also contributed to the lower sales in this segment.

     Overall gross margins on net sales for the nine months of fiscal 1997 improved to 34.0% from 32.9% last year as a result of favorable product mix changes. Selling, general and administrative expenses increased to 23.8% of sales in this year's nine months from 23.1% last year, primarily due to higher sales expenses at CMB Industries. CMB (acquired in the second quarter of fiscal
1996), traditionally has had higher selling expenses as a percent of sales than Core due to its higher distribution costs.

     Interest expense declined 21% in this year's first half compared with last year due to reduced borrowings. The increase in other income for the first nine months of 1997 compared with last year relates primarily to higher interest income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, the Company had working capital of $89 million and a current ratio of 3.2 to 1, and the Company's capital employed (total debt and equity) amounted to $159 million. The debt to capital ratio remains at the year ago level of 28% despite significant investments made in the business. Over the past 12 months $11.2 million was invested in capital expenditures and $18.8 million was invested in the acquisition of Air Gage Company, acquired effective March 1, 1997. These investments were financed principally by the $19.3 million in cash provided by operating activities and increases in long-term debt.

     In January 1997, the Company replaced a $20 million line of credit facility with a $50 million unsecured revolving agreement with a major domestic bank.
$21.6 million was borrowed under this facility at May 31, 1997. Management believes that this new committed borrowing facility, together with the Company's expected cash flows from operations are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, new product development, and future acquisitions.

     In December 1996, the Company obtained $4,000,000 in low interest industrial development revenue bond financing. These funds are being used to support expansion at the Company's Sunflower Manufacturing facility in Beloit, Kansas.

     At the Company's current quarterly dividend rate of $.06 per share, annual dividend payments would approximate $2.6 million. Under the Company's debt agreements with insurance companies, retained earnings of approximately $34 million are available for dividends, subject to future earnings levels.

                           PART II - OTHER INFORMATION

     Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable or because they are not required.

ITEM 5.  OTHER INFORMATION

     On June 25, 1997, the Company entered into a definitive agreement pursuant to which all of the outstanding common stock of the Company is expected to be acquired by United Dominion Industries Ltd. United Dominion has commenced a tender offer to purchase for cash all of the outstanding common stock of Core for $25 per share in cash.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10(k)(1)   Change in Control Agreement with Mark J. MacGuidwin*

              10(k)(2) Agreement and Plan of Merger, dated as of June 25, 1997, among the Company, Parent and Purchaser*

         (b) With respect to the Company's acquisition of Air Gage Company, a Form 8-K was filed on May 16, 1997.

*Incorporated  by  reference  to  the  Company's   Schedule  14D-9  Solicitation
Statement filed July 2, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CORE INDUSTRIES INC
                            ----------------------------------------------------
                            (Registrant)


Date:  July 8, 1997         /s/ MARK J. MACGUIDWIN
       ------------         ----------------------------------------------------
                            Mark J. MacGuidwin
                            Vice President-Finance and Chief Financial Officer


Date:  July 8, 1997         /s/ THOMAS G. HOOPER
       ------------         ----------------------------------------------------
                            Thomas G. Hooper
                            Treasurer and Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

27             Financial Data Schedule